Form 10-Q
period 2017-06-30
Glolex, Inc.
filed 2017-08-03
CIK 1676852

As filed with the Securities and Exchange Commission on February 7 2017

Registration No. 333-211986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

1 | Page

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of June 30, 2017, the registrant had 3,780,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 30, 2017.

2 | Page

GLOLEX INC.

BALANCE SHEET

ASSETS	June 30, 2017	March 31, 2017
Current Assets
Cash and cash equivalents	$10,704	$3,869
Total Current Assets	$10,704	$3,869

Fixed Assets, net
Total Fixed Assets	$688	$756
Other Assets
Prepaids and Deposits	$-	$-
Total Other Assets	$-	$-

Total Assets	$11,392	$4,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$-
Loan from director	3,809	4,309

Total Liabilities	$3,809	$4,309

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,780,000 and 3,000,000 shares issued and outstanding respectively;	3,780	3,000
Additional paid in capital	14,820	-
Accumulated deficit	(11,017)	(2,684)
Total Stockholders’ Equity	7,583	316

Total Liabilities and Stockholders’ Equity	$11,392	$4,625

See accompanying notes to the financial statements.

3 | Page

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Three months ended June 30, 2017	Three months ended June 30, 2016

REVENUES (Consulting Services)	$0	$8,000
COGs (Consulting expense)	-	(400)
Total COGS	-	(400)
Gross Profit	-	7,600

OPERATING EXPENSES
General and Administrative Expenses	8,333	4,139

TOTAL OPERATING EXPENSES	8,333	4,139

NET LOSS FROM OPERATIONS	(8,333)	3,461

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(8,333)	$3,461

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,683,585	3,000,000

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

4 | Page

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Three months ended June 30, 2017	Three months ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(8,333)	$3,461
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	(1,686)
Equipment	68	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,265)	1,775

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$(500)	$-
Bank overdraft	-	-
Capital Stock	15,600	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	15,1003,742	-

NET INCREASE IN CASH	$6,835	$1,775
Cash, beginning of period	3,869	2,999
Cash, end of period	$10,704	$4,774

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

5 | Page

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2017

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

(i)Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal

6 | Page

course of business.

(ii)Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

7 | Page

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

8 | Page

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended June 30, 2017.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”)

9 | Page

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

10 | Page

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

a.Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

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

a.Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

11 | Page

c.Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2017, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $398 to date; this includes previous depreciation of $330 which was passed before and current quarter depreciation being $68 all is now booked and will continue to be booked going forward.

NOTE 4 – GOING CONCERN

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– LOAN FROM DIRECTOR

On March 2, 2017, a director loaned $899 to the Company for Incorporation.

On March 7, 2017, a director loaned $100 to the Company to a open bank account.

On March 2, 2017, a director loaned $400 towards paying Company invoices.

On December 27, 2017, a director loaned $2,660 to the Company to pay for general expenses.

12 | Page

As of March 31, 2017, a director paid $650 in COGs on behalf of the Company.

The balance due to the director as of June 30, 2017 was $3,809.

The loans are unsecured, non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 22, 2017, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During months of May and June the Company issued 780,000 shares of common stock for cash proceeds of $15,600 to shareholders.

There were 3,780,000 shares of common stock issued and outstanding as of June 30, 2017.

NOTE 8- RENDERED SERVICES

The Company has provided services to two clients based in Estonia: Nova Consult Company OU and Unilex Consult OU for a fee of $5,000 and $3,000 respectively. The services have been rendered by Maksim Charniak. The provided services consist of: assistance in company business formation, furnishing of legal forms, drafting a business plan, drafting a plan of operations, corporate consulting and providing a process improvement advise.  All services were completed as of December 1, 2017 date which is before quarter end and no warranties or additional liabilities exist and revenuewasproperlyrecognized.

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

13 | Page

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that:

In July 2017, the Company issued 576,750 common shares for proceeds of $ 11,535 at $0.02 per share from shareholders.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

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

14 | Page

Three Months Period Ended June 30, 2017 and 2016

Our net loss for three months ended June 30, 2017 and 2016 were $(8,333) and $3,461. During three months ended June 30, 2017, the Company has not generated any revenue. During three months ended June 30, 2016, the Company has generated $7,600 in revenue.

The weighted average number of shares outstanding were 3,683,585 and 3,000,000 for the periods three months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended June 30, 2017

As of June 30, 2017, our total assets were $11,392 consisting of cash and cash equivalents $10,704 and fixed asset of $688 and our total liabilities were $3,809 comprised of advances from director.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended June 30, 2017, net cash flows used in operating activities was $(8,265). For the three months period ended June 30, 2016, net cash flows used in operating activities was $1,775.

Cash Flows from Investing Activities

We have generated $68 cash flows from investing activities for the period three months ended June 30, 2017. We have not generated cash flows from investing activities for the period three months ended June 30, 2016.

Cash Flows from Financing Activities

We have generated $15,100 cash flows from financing activities for the period three months ended June 30, 2017.  For the three months period ended June 30, 2016, net cash flows used in financing activities was $0.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or

15 | Page

opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our June 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

16 | Page

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

17 | Page

Glolex Inc.
Dated: August 3, 2017	By: /s/ Maksim Charniak
Maksim Charniak, President and Chief Executive Officer and Chief Financial Officer

18 | Page