Form 10-Q
period 2017-09-30
Glolex, Inc.
filed 2017-12-13
CIK 1676852

As filed with the Securities and Exchange Commission on February 72017

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

As of September 30, 2017, the registrant had 4,356,750shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 30, 2017.

GLOLEX INC.

 BALANCE SHEET

ASSETS	September 30, 2017	March 31, 2017
Current Assets
Cash and cash equivalents	$ 20,537	$ 3,869
Total Current Assets	$ 20,537	$ 3,869

Fixed Assets, net
Total Fixed Assets	$ 620	$ 756
Other Assets
Prepaids and Deposits	$ -	$ -
Total Other Assets	$ -	$ -

Total Assets	$ 21,157	$ 4,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Loan from director	3,809	4,309

Total Liabilities	$ 3,809	$ 4,309

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,356,750 and 3,000,000 shares issued and outstanding respectively;	4,357	3,000
Additional paid in capital	25,778	-
Accumulated deficit	(12,787)	(2,684)
Total Stockholders’ Equity	17,348	316

Total Liabilities and Stockholders’ Equity	$ 21,157	$ 4,625

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016

REVENUES (Consulting Services)	$ 0	$ 0	$ 0	$ 8,000
COGs (Consulting expense)	-	-	-	(400)
Gross Profit	-	-	-	7,600

OPERATING EXPENSES
General and Administrative Expenses	1,770	2,529	10,103	6,668

TOTAL OPERATING EXPENSES	1,770	2,529	10,103	6,668

NET LOSS FROM OPERATIONS	(1,770)	(2,529)	(10,103)	(6,668)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (1,770)	$ (2,529)	$ (10,103)	$ (932)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,200,550	3,000,000	3,683,585	3,000,000

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Six months ended September 30, 2017	Six months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (10,103)	$ (932)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	(2,086)
Equipment	136	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,967)	(1,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$ (500)	$ 400
Bank overdraft	-	-
Capital Stock	27,135	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	3,742	400

NET INCREASE IN CASH	$ 16,668	$ (754)
Cash, beginning of period	3,869	2,999
Cash, end of period	$ 20,537	$ 2,245

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2017

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

Development Stage Company

The Company is a development stage companyas defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)     Assumption as a going concern: Management assumes that the Companywill continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)   Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictionspursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS")is theamount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPSis computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended September 30, 2017.

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

Recent Accounting Pronouncements

In September 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

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

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $466 to date; this includes previous depreciation of $398 which was passed before and current quarter depreciation being $68 all is now booked and will continue to be booked going forward.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2017, a net loss and net cash used in operating activities for thereportingperiod then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The balance due to the director as of September 30, 2017 was $3,809.

The loans are unsecured, non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 22, 2017, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During months of May and September the Company issued 780,000 shares of common stock for cash proceeds of $15,600 to shareholders at $0.02 per share.

In July and August 2017, the Company issued 576,750 shares of common stock for cash proceeds of $11,535 to 12 shareholders at $0.02 per share.

There were 4,356,750 shares of common stock issued and outstanding as of September 30, 2017.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwiseapparent, the terms and manner of settlement.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Six Months Period Ended September 30, 2017 and 2016

Our net loss for three months endedSeptember 30, 2017 and 2016 were $(1,770) and $(2,529). During three months ended September 30, 2017 and 2016, the Company has not generated any revenue.Our net loss for six months ended September 30, 2017 and 2016 were $(10,103) and $932. During six months ended September 30, 2016, the Company has generated $8,000 in revenue.  During six months ended September 30, 2017, the Company has not generated any revenue.

The weighted average number of shares outstanding were 4,200,550 and 3,000,000 for the periods three months ended September 30, 2017 and 2016.  The weighted average number of shares outstanding were 3,683,585and 3,000,000 for the six months periods ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended September 30, 2017

As of September 30, 2017, our total assets were $21,157 consisting of cash and cash equivalents $20,537 and fixed asset of $620 and our total liabilities were $3,809 comprised of advances from director.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended September 30, 2017, net cash flows used in operating activities was $9,967. For the six months period ended September 30, 2016, net cash flows used in operating activities was $1,154.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities for the periods six months ended September 30, 2017 an 2016.

Cash Flows from Financing Activities

We have generated $26,635 cash flows from financing activities for the period six months ended September 30, 2017.  For the six months period ended September 30, 2016, net cash flows used in financing activities was $400.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our September 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 12, 2017

By: /s/ Maksim Charniak

Maksim Charniak, President and

Chief Executive Officer and

Chief Financial Officer