Form 10-Q
period 2017-12-31
Glolex, Inc.
filed 2018-03-15
CIK 1676852

As filed with the Securities and Exchange Commission on February 7,2017

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

As of December 31, 2017, the registrant had 4,356,750shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2017.

GLOLEX INC.

 BALANCE SHEET

ASSETS	December 31, 2017	March 31, 2017
Current Assets
Cash and cash equivalents	$ 6,109	$ 3,869
Total Current Assets	$ 6,109	$ 3,869

Fixed Assets, net
Total Fixed Assets	$ 552	$ 756
Other Assets
Prepaids and Deposits	$ -	$ -
Total Other Assets	$ -	$ -

Total Assets	$ 6,661	$ 4,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Loan from director	3,809	4,309

Total Liabilities	$ 3,809	$ 4,309

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,356,750 and 3,000,000 shares issued and outstanding respectively;	4,357	3,000
Additional paid in capital	25,778	-
Accumulated deficit	(27,282)	(2,684)
Total Stockholders’ Equity	2,853	316

Total Liabilities and Stockholders’ Equity	$ 6,661	$ 4,625

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016

REVENUES (Consulting Services)	$ 0	$ 5,000	$ 0	$ 13,000
COGs (Consulting expense)	-	(250)	-	(650)
Gross Profit	-	4,750	-	12,350

OPERATING EXPENSES
General and Administrative Expenses	14,496	6,307	24,598	12,975

TOTAL OPERATING EXPENSES	14,496	6,307	24,598	12,975

NET LOSS FROM OPERATIONS	(14,496)	(1,557)	(24,598)	(625)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (14,496)	$ (1,557)	$ (24,598)	$ (625)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,200,550	3,000,000	3,683,585	3,000,000

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Nine months ended December 31, 2017	Nine months ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (24,598)	$ (625)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	(2,086)
Equipment	204	165
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,394)	(2,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$ (500)	$ 3,060
Bank overdraft	-	-
Capital Stock	27,135	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	26,635	3,060

NET INCREASE IN CASH	$ 2,240	$ 1,764
Cash, beginning of period	3,869	2,999
Cash, end of period	$ 6,109	$ 4,763

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended December 31, 2017.

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

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer and paid $1,088.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $536 to date;

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2017, a net loss and net cash used in operating activities for thereportingperiod then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The balance due to the director as of December 31, 2017 was $3,809.

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

There were 4,356,750 shares of common stock issued and outstanding as of December 31, 2017.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Nine Months Period Ended December 31, 2017 and 2016

Our net loss for three months endedDecember 31, 2017 and 2016 were $(14,496) and $(1,557). During three months ended December 31, 2017 and 2016, the Company has not generated any revenue.Our net loss for nine months ended December 31, 2017 and 2016 were $(24,598) and $(625). During nine months ended December 31, 2016, the Company has generated $13,000 in revenue.  During nine months ended December 31, 2017, the Company has not generated any revenue.

The weighted average number of shares outstanding were 4,200,550 and 3,000,000 for the periods three months ended December 31, 2017 and 2016.  The weighted average number of shares outstanding were 3,683,585and 3,000,000 for the nine months periods ended December 31, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended December 31, 2017

As of December 31, 2017, our total assets were $6,662 consisting of cash and cash equivalents $6,109 and fixed asset of $552 and our total liabilities were $3,809 comprised of advances from director.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended December 31, 2017, net cash flows used in operating activities was $24,394. For the nine months period ended December 31, 2016, net cash flows used in operating activities was $2,546.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities for the periods nine months ended December 31, 2017 an 2016.

Cash Flows from Financing Activities

We have generated $26,635 cash flows from financing activities for the period nine months ended December 31, 2017.  For the nine months period ended December 31, 2016, net cash flows used in financing activities was $3,060.

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

Going Concern

The independent auditors' review report accompanying our December 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2017that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 14, 2018

By: /s/ Maksim Charniak

Maksim Charniak, President and

Chief Executive Officer and

Chief Financial Officer