Form 10-K
period 2018-03-31
Glolex, Inc.
filed 2018-06-25
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-211986

GLOLEX INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 9647 13 Freeland Park Wareham Road Poole United Kingdom	BH16 6F
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+44 1133206482

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
4,356,750 common shares as of March 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

 GENERAL

We were incorporated in the State of Nevada on March 2, 2016. The purpose of our business is to provide a web based, round-the-clock, online legal consulting advice service. The service will invite people with legal problems to visit the website at http://glolex-inc.net/ and post legal questions which lawyers, licensed in their jurisdiction, answer with an initial free consultation. The first session is intended to be free of charge to attract new customers, but further consulting services will come with a fee. First free session could involve a phone call or text exchange. We will offer subscription legal plans to link customers with attorneys who partake in our legal plan network.

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

Our website: http://glolex-inc.net/

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

Other services we intend to provide and potential clients

The Company will also provide corporate consulting services. We will provide a range of services to individuals and organisations, with particular emphasis on:

•Company registraion/incorporation, sole propriotor registration/consulatation, strategic business planning, communication with the government institutions.

•Specific services will be provided either by Glolex, Inc. or via our network of other consultants with particular expertise.

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

 As of March 31, 2018, no shares of our common stock have traded.

Number of Holders

As of March 31, 2018, the 4,356,750 issued and outstanding shares of common stock were held by a total of 33 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2018 and 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MARCH 31, 2018 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2017.

Our net loss for the fiscal year ended March 31, 2018 was $27,584 compared to a net loss of $1,684 during the fiscal year ended March 31, 2017. During fiscal years ended March 31, 2018, the Company has not generated any revenue. During fiscal years ended March 31, 2017, the Company has generated $12,350 in revenue.

Expenses incurred during the fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017 increased primarily due to the increased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 4,356,750 for the fiscal year ended March 31, 2018 and 3,000,000 for the fiscal year ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2018 and 2017

As of March 31, 2018, our total assets were $3,676 consisting of cash and cash equivalents $3,191 and fixed asset of $485 and our total liabilities were $3,809 comprised of advances from stockholder.

As of March 31, 2017, our total assets were $4,625 comprised of cash and cash equivalents $3,869, fixed asset of $756 and liabilities consisted of advances from stockholder of $4,309. Stockholders’ equity decreased from $3,676 as of March 31, 2018 to $4,625 as of March 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended March 31, 2018, net cash flows used in operating activities was ($27,313). Cash flows from operating activities for the fiscal year ended March 31, 2017 was ($3,440).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2018, net cash from financing activities was $26,635 consisting of director loan (500) and issuance of common stock of $27,135. For the fiscal year ended March 31, 2017, net cash from financing activities was $3,310 consisting of director loan.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018 and March 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

GLOLEX INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Glolex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Glolex, Inc. (the "Company") as of March 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016.

Lakewood, CO

June 25, 2018

BALANCE SHEET

GLOLEX INC.

ASSETS	March 31, 2018	March 31, 2017
Current Assets
Cash and cash equivalents	$ 3,191	$ 3,869
Total Current Assets	$ 3,191	$ 3,869

Fixed Assets, net
Equipment	$ 485	$ 756
Total Fixed Assets	$ 485	$ 756
Other Assets
Prepaids and Deposits	$ -	$ -
Total Other Assets	$ -	$ -

Total Assets	$ 3,676	$ 4,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Loan from director	3,809	4,309

Total Liabilities	$ 3,809	$ 4,309

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,356,750 and 3,000,000 shares issued and outstanding respectively;	4,357	3,000
Additional paid in capital	25,778	-
Accumulated deficit	(30,268)	(2,684)
Total Stockholders’ Equity	(133)	316

Total Liabilities and Stockholders’ Equity	$ 3,676	$ 4,625

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Year ended March 31, 2018	March 2, 2017 (inception) to March 31, 2017

REVENUES	$ -	$ -
Services Rendered (Consultation and advise)	-	13,000

COGS Consulting fees	-	(650)
Net Profit	-	12,350
EXPENSES
Bank service charges	757	284
General and administrative expenses	26,436	9,420
Miscellaneous expense	120	-
Depreciation expense	271	330
Website Development	-	4,000

TOTAL OPERATING EXPENSES	27,584	14,034

Loss before Income Tax Provision	(27,584)	(1,684)

PROVISION BEFORE INCOME TAXES	-	-

NET LOSS/INCOME	$ (27,584)	$ (1,684)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,356,750	3,000,000

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 2, 2016	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the year ended March 31, 2016	-	-	-	(1,000)	(1,000)

Balance, March 31, 2016	3,000,000	$ 3,000	$ -	$ (1,000)	$ 2,000

Net loss for the year ended March 31, 2017	-	-	-	(1,684)	(1,684)

Balance, March 31, 2017	3,000,000	$ 3,000	$ -	$ (2,684)	$ 316

Shares issued for cash at $0.02 per share	1,356,750	$ 1,357	$ 25,778	-	27,135

Net loss for the year ended March 31, 2018	-	-	-	(27,584)	(27,584)

Balance, March 31, 2018	4,356,750	$ 4,357	$ 25,778	$ (30,268)	$ (133)

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2018	March 2, 2017 (inception) to March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (27,584)	$ (1,684)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	271	330
Changes in assets and liabilities:
Accounts Payable	-	(2,086)
CASH FLOWS USED IN OPERATING ACTIVITIES	(27,313)	(3,440)
CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid Deposit on Website	-	1,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	27,135	-
Loans from director	(500)	3,310
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,635	3,310

Net Cash Increase for Period	$ (678)	$ 870
Cash at the beginning of Period	3,869	2,999
Cash at end of Period	$ 3,191	$ 3,869

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to the financial statements.

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

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

Revenue Recognition

The Company has a website and the purpose of our business is to generate income from facilitating easy access to the public to legal advice online and through a telephone application.

Services are provided through a phone app or Glolex’s website, to connect lawyers with members of general public that need to be advised on various legal affairs, in all areas of law.

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when our services have been provided and accepted by the customer and collection is reasonably assured

As of March 31, 2018, the Company has not generated any revenue.

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

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer and paid $1,088.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $604 to date;

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

As of March 31, 2017, a director paid $(650) in COGs on behalf of the Company.

The balance due to the director as of March 31, 2018 was $3,809.

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

There were 4,356,750 shares of common stock issued and outstanding as of March 31, 2018.

NOTE 8- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of March 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 1(133) (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of March 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at March 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Maksim Charniak Unit 9647, 13 Freeland Park, Wareham Rd. Poole BH16 6F, United Kingdom	32	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

1.Any bankruptcy petition filed by or against any business of which Mr. Charniak was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Charniak’s involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on March 2, 2016 until March 31, 2018.

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

CHANGE OF CONTROL

As of March 31, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2018 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Maksim Charniak Unit 9647 13 Freeland Park Wareham Road Poole BH16 6F United kingdom	3,000,000 shares of common stock (direct)	69%

The percent of class is based on 4,357,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2018, we incurred approximately $7,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended March 31, 2018 and $7,000 for the period ended March 31, 2017.

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

GLOLEX INC.
Dated: June 25, 2018	By: /s/ Maksim Charniak
Maksim Charniak, President and Chief Executive Officer and Chief Financial Officer

