Form 10-Q
period 2018-06-30
Glolex, Inc.
filed 2018-07-17
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-211986

GLOLEX INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 9647 13 Freeland Park Wareham Road Poole United Kingdom	BH16 6F
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+44 1133206482

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

1 | Page

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
4,356,750 common shares as of June 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2 | Page

GLOLEX INC.

BALANCE SHEET

ASSETS	June 30, 2018	March 31, 2018
Current Assets
Cash and cash equivalents	$1,145	$3,191
Total Current Assets	$1,145	$3,191

Fixed Assets, net
Equipment	418	485
Total Fixed Assets	$418	$485
Other Assets
Prepaids and Deposits	$-	$-
Total Other Assets	$-	$-

Total Assets	$1,563	$3,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$-
Loan from director	5,809	5,809

Total Liabilities	$5,809	$5,809

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,356,750 shares issued and outstanding respectively;	4,357	4,357
Additional paid in capital	25,778	25,778
Accumulated deficit	(34,381)	(30,268)
Total Stockholders’ Equity	4,246	(133)

Total Liabilities and Stockholders’ Equity	$1,563	$3,676

See accompanying notes to the financial statements.

3 | Page

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Three months ended June 30, 2018	Three months ended June 30, 2017

REVENUES (Consulting Services)	$0	$0
COGs (Consulting expense)	-	-
Gross Profit	-	-

OPERATING EXPENSES
General and Administrative Expenses	4,114	8,430

TOTAL OPERATING EXPENSES	4,114	8,430

NET LOSS FROM OPERATIONS	(4,114)	(8,430)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,114)	$(8,430)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,200,550	3,683,585

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

4 | Page

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Three months ended June 30, 2018	Three months ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(4,114)	$(8,430)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
Equipment	68	136
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,394)	(8,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$2,000	$(500)
Bank overdraft	-	-
Capital Stock	-	15,600
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	2,000	15,100

NET INCREASE IN CASH	$(2,046)	$6,835
Cash, beginning of period	3,191	3,869
Cash, end of period	$1,145	$10,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

5 | Page

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2018

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

6 | Page

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

7 | Page

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

8 | Page

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

9 | Page

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

10 | Page

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

11 | Page

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

12 | Page

The amendments in this Update are effective for the annual period ending after December 15, 2017, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer and paid $1,088.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $672 to date;

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

In June 2018, a director loaned $2,000 towards paying Company’s expenses.

The balance due to the director as of June 30, 2018 was $5,809.

13 | Page

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

There were 4,356,750 shares of common stock issued and outstanding as of June 30, 2018.

NOTE 8- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of June 30, 2018.

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

14 | Page

statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 1(133) (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Period Ended June 30, 2018 and 2017

Our net loss for three months ended June 30, 2018 and 2017 were $(4,114) and $(8,430). During three months ended June 30, 2018 and 2017, the Company has not generated any revenue. Our net loss for three months ended June 30, 2018 and 2017 were $(4,114) and $(8,430).

15 | Page

The weighted average number of shares outstanding were 4,200,550 and 3,683,585 for the periods three months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

Three Months Period Ended June 30, 2018

As of June 30, 2018, our total assets were $1,563 consisting of cash and cash equivalents $1,145 and fixed asset of $417 and our total liabilities were $5,809 comprised of advances from director.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended June 30, 2018, net cash flows used in operating activities was $24,394. For the three months period ended June 30, 2017, net cash flows used in operating activities was $8,294.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities for the periods three months ended June 30, 2018 and 2017.

Cash Flows from Financing Activities

We have generated $2,000 cash flows from financing activities for period three months ended June 30, 2018. For the three months period ended June 30, 2017, net cash flows used in financing activities was $15,100.

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

16 | Page

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

Going Concern

The independent auditors' review report accompanying our June 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

17 | Page

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

18 | Page

Glolex Inc.
Dated: July 16, 2018	By: /s/ Maksim Charniak
Maksim Charniak, President and Chief Executive Officer and Chief Financial Officer

19 | Page