Form 10-Q
period 2018-09-30
Glolex, Inc.
filed 2018-11-29
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended	September 30, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-211986

GLOLEX INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 9647 13 Freeland Park Wareham Road Poole United Kingdom	BH16 6F
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+44 1133206482

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
4,356,750 common shares as of September 30, 2018.

2 | Page

GLOLEX INC.

 BALANCE SHEET

ASSETS	September 30, 2018	March 31, 2018
Current Assets
Cash and cash equivalents	$ 0	$ 3,191
Total Current Assets	$ 0	$ 3,191

Fixed Assets, net
Equipment
Total Fixed Assets	$ 350	$ 485

Total Assets	$ 350	$ 3,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 99	$ -
Other Payables	412
Accrued Expenses	1,500
Loan from director	6,309	3,809

Total Liabilities	$ 8,320	$ 3,809

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,356,750 shares issued and outstanding	4,357	4,357
Additional paid in capital	25,778	25,778
Accumulated deficit	(38,105)	(30,268)
Total Stockholders’ Equity	7,970	(133)

Total Liabilities and Stockholders’ Equity	$ 350	$ 3,676

See accompanying notes to the financial statements.

3 | Page

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2018	Three months ended September 30, 2017	Six months ended September 30, 2018	Six months ended September 30, 2017

REVENUES (Consulting Services)	$ 0	$ 0	$ 0	$ 0
COGs (Consulting expense)	-	-	-	-
Gross Profit	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	3,723	1,770	7,837	10,103

TOTAL OPERATING EXPENSES	3,723	1,770	7,837	10,103

NET LOSS FROM OPERATIONS	(3,723)	(1,770)	(7,837)	(10,103)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (3,723)	$ (1,770)	$ (7,837)	$ (10,103)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,200,550	4,200,550	4,200,550	3,683,585

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

4 | Page

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Six months ended September 30, 2018	Six months ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (7,837)	$ (10,103)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
Depreciation	135	136
Accounts Payable	99
Accrued Expenses	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,103)	(9,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$ 2,500	$ (500)
Capital Stock	-	27,135
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	2,500 3,742	26,635 3,742

NET INCREASE IN CASH	$ 3,603	$ 16,668
Cash, beginning of period	3,191	3,869
Cash, end of period	$ (412)	$ 20,537

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

5 | Page

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 – ORGANIZATION AND OPERATIONS

Glolex Inc. was incorporated in Nevada on March 2, 2016. We are a new company and the purpose of our business is to have an easy to use, web based, round-the-clock, online, legal, consulting advice service

.

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

6 | Page

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

7 | Page

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

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when our services have been provided and accepted by the customer and collection is reasonably assured

As of September 30, 2018, the Company has not generated any revenue.

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

8 | Page

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

9 | Page

of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended September 30, 2018.

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

10 | Page

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

11 | Page

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

The amendments in this Update are effective for the annual period ending after December 15, 2018, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $738 to date; this includes previous depreciation of $671 which was passed before and current quarter depreciation being $68 all is now booked and will continue to be booked going forward.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

12 | Page

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

On March 2, 2017, a director loaned $800 towards paying Company invoices.

On December 27, 2017, a director loaned $2,660 to the Company to pay for general expenses.

As of March 31, 2017, a director paid $(650) in COGs on behalf of the Company.

In June 2018, a director loaned $2,500 towards paying Company’s expenses.

The balance due to the director as of September 30, 2018 was $6,309.

The loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – STOCKHOLDER’S EQUITY

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

There were 4,356,750 shares of common stock issued and outstanding as of September 30, 2018.

13 | Page

NOTE 7- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of September 30, 2018.

NOTE 8– RELATED PARTIES

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

14 | Page

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

Three and Six Months Period Ended September 30, 2018 and 2017

Our net loss for three months ended September 30, 2018 and 2017 were $(3,723) and $(1,770). During three months ended September 30, 2018 and 2017, the Company has not generated any revenue. Our net loss for six months ended September 30, 2018 and 2017 were $(7,837) and $(10,103). During six months ended September 30, 2018 and 2017, the Company has not generated any revenue.

The weighted average number of shares outstanding were 4,200,550 and 4,200,550 for the periods three months ended September 30, 2018 and 2017.  The weighted average number of shares outstanding were 4,200,550 and 3,683,585 for the six months periods ended September 30, 2018 and 2017.

Liquidity and Capital Resources

Three Months Period Ended September 30, 2018

15 | Page

As of September 30, 2018, our total assets were $350 consisting of cash and cash equivalents $(412) and fixed asset of $350 and our total liabilities were $7,908 comprised of advances from director of $6,309, accounts payable of $99 and accrued expenses of $1,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended September 30, 2018, net cash flows used in operating activities was $(6,103). For the six months period ended September 30, 2017, net cash flows used in operating activities was $(9,967).

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities for the periods six months ended September 30, 2018 an 2017.

Cash Flows from Financing Activities

We have generated $$2,500 from director loan for the period six months ended September 30, 2018; and we have generated $26,635 cash flows from financing activities for the period six months ended September 30, 2017.

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

Going Concern

16 | Page

The independent auditors' review report accompanying our September 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

17 | Page

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

Glolex Inc.
Dated: November 28, 2018	By: /s/ Maksim Charniak
Maksim Charniak, President and Chief Executive Officer and Chief Financial Officer

18 | Page