Form 10-Q
period 2018-12-31
Glolex, Inc.
filed 2019-03-11
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-211986

GLOLEX INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 9647 13 Freeland Park Wareham Road Poole United Kingdom	BH16 6F
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+44 1133206482

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☒ No ☐

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
4,356,750 common shares as of December 31, 2018.

2 | Page

GLOLEX INC.

BALANCE SHEET

ASSETS	December 31, 2018	March 31, 2018
Current Assets
Cash and cash equivalents	$ 246	$ 3,191
Total Current Assets	$ 246	$ 3,191

Fixed Assets, net
Equipment
Total Fixed Assets	$ 282	$ 485

Total Assets	$ 528	$ 3,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 99	$ -
Other Payables
Accrued Expenses	1,500
Loan from director	8,509	3,809

Total Liabilities	$ 10,108	$ 3,809

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,356,750 shares issued and outstanding	4,357	4,357
Additional paid in capital	25,778	25,778
Accumulated deficit	(39,715)	(30,268)
Total Stockholders’ Equity	(9,580)	(133)

Total Liabilities and Stockholders’ Equity	$ 528	$ 3,676

See accompanying notes to the financial statements.

3 | Page

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Three months ended December 31, 2018	Three months ended December 31, 2017	Nine months ended December 31, 2018	Nine months ended December 31, 2017

REVENUES (Consulting Services)	$ 0	$ 0	$ 0	$ 0
COGs (Consulting expense)	-	-	-	-
Gross Profit	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	1,611	14,496	9,447	24,598

TOTAL OPERATING EXPENSES	1,611	14,496	9,447	24,598

NET LOSS FROM OPERATIONS	(1,611)	(14,496)	(9,447)	(24,598)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (1,611)	$ (14,496)	$ (9,447)	$ (24,598)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,356,750	4,200,550	4,356,750	3,683,585

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

4 | Page

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Nine months ended December 31, 2018	Nine months ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (9,447)	$ (24,598)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
Depreciation	203	204
Accounts Payable	99
Accrued Expenses	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,645)	(24,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$ 4,700	$ (500)
Capital Stock	-	27,135
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	4,700	26,635

NET INCREASE IN CASH	$ (2,945)	$ 2,240
Cash, beginning of period	3,191	3,869
Cash, end of period	$ (246)	$ 6,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

5 | Page

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018

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

7 | Page

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

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when our services have been provided and accepted by the customer and collection is reasonably assured

As of December 31, 2018, the Company has not generated any revenue.

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

8 | Page

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

9 | Page

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended December 31, 2018.

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

10 | Page

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

11 | Page

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

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $806 to date; this includes previous depreciation of $738 which was passed before and current quarter depreciation being $68 all is now booked and will continue to be booked going forward.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

12 | Page

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

On November 13, 2018, a director loaned $2,200 towards paying Company’s expenses.

The balance due to the director as of December 31, 2018 was $8,509.

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

There were 4,356,750 shares of common stock issued and outstanding as of December 31, 2018.

NOTE 8- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of December 31, 2018.

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

13 | Page

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

14 | Page

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

Three and Six Months Period Ended December 31, 2018 and 2017

Our net loss for three months ended December 31, 2018 and 2017 were $(1,611) and $(14,496). During three months ended December 31, 2018 and 2017, the Company has not generated any revenue. Our net loss for nine months ended December 31, 2018 and 2017 were $(9,447) and $(24,598). During nine months ended December 31, 2018 and 2017, the Company has not generated any revenue.

The weighted average number of shares outstanding were 4,356,750 and 4,356,750 for the periods three months ended December 31, 2018 and 2017.  The weighted average number of shares outstanding were 4,356,750 and 3,683,585 for the six months periods ended December 31, 2018 and 2017.

Liquidity and Capital Resources

Three Months Period Ended December 31, 2018

As of December 31, 2018, our total assets were $528 consisting of cash and cash equivalents $246 and fixed asset of $282 and our total liabilities were $10,108 comprised of advances from director of $8,509, accounts payable of $99 and accrued expenses of $1,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended December 31, 2018, net cash flows used in operating activities was $(7,646). For the nine months period ended December 31, 2017, net cash flows used in operating activities was $(24,394).

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities for the periods nine months ended December 31, 2018 an 2017.

Cash Flows from Financing Activities

We have generated $$4,700from director loan for the period nine months ended December 31, 2018; and we have generated $26,635 cash flows from financing activities for the period nine months ended December 31, 2017.

Plan of Operation and Funding

15 | Page

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

Going Concern

The independent auditors' review report accompanying our December 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

16 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1282, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

17 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glolex Inc.
Dated: March 8, 2019	By: /s/ Maksim Charniak
Maksim Charniak, President and Chief Executive Officer and Chief Financial Officer

18 | Page