Form 10-Q/A
period 2018-12-31
Glolex, Inc.
filed 2019-03-14
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Glolex Inc.
Dated: March 14, 2019	By: /s/ Maksim Charniak
Maksim Charniak, President and Chief Executive Officer and Chief Financial Officer

18 | Page