Form 10-K
period 2019-03-31
Glolex, Inc.
filed 2019-05-14
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-211986

GLOLEX INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 9647 13 Freeland Park Wareham Road Poole United Kingdom	BH16 6F
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1-702-751-8296

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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
4,356,750 common shares as of March 31, 2019.

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

Telephone: 1-702-751-8296

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

 As of March 31, 2019, no shares of our common stock have traded.

Number of Holders

As of March 31, 2019, the 4,356,750 issued and outstanding shares of common stock were held by a total of 33 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2019 and 2018.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MARCH 31, 2019 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2018.

Our net loss for the fiscal year ended March 31, 2019 was $13,899 compared to a net loss of $27,584 during the fiscal year ended March 31, 2018. During fiscal years ended March 31, 2019 and 2018, the Company has not generated any revenue.

The weighted average number of shares outstanding was 4,356,750 for the fiscal year ended March 31, 2019 and 2018.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2019 and 2018

As of March 31, 2019, our total assets were $1,268 consisting of cash and cash equivalents $1,053 and fixed asset of $215 and our total liabilities were $15,300 comprised of advances from stockholder $11,509, accounts payable $791 and accrued expenses $3,000

As of March 31, 2018, our total assets were $3,676 comprised of cash and cash equivalents $3,1,91, fixed asset of $485 and liabilities consisted of advances from stockholder of $3,809. Stockholders’ equity increased from $14,032 as of March 31, 2019 to $133 as of March 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended March 31, 2019, net cash flows used in operating activities was ($9,838). Cash flows from operating activities for the fiscal year ended March 31, 2018 was ($27,313).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2019, net cash from financing activities was $7,700 consisting of director loan.  For the fiscal year ended March 31, 2018, net cash from financing activities was $26,635 consisting of director loan repayment (500) and proceeds of sale of common stock of 27,135.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2019 and March 31, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Lakewood, CO

May 8, 2019

GLOLEX INC.

BALANCE SHEET

ASSETS	March 31, 2019	March 31, 2018
Current Assets
Cash and cash equivalents	1,053	3,191
Total Current Assets	$1,053	$3,191

Fixed Assets, net
Equipment	215	485
Total Fixed Assets	$215	$485

Total Assets	$1,268	$3,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$791	$-
Accrued Expenses	3,000
Loan from director	11,509	3,809

Total Liabilities	$15,300	$3,809

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,356,750 shares issued and outstanding;	4,357	4,357
Additional paid in capital	25,778	25,778
Accumulated deficit	(44,167)	(30,268)
Total Stockholders’ Equity	(14,032)	(133)

Total Liabilities and Stockholders’ Equity	$1,268	$3,676

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENTS OF OPERATIONS

	Year ended March 31, 2019	Year ended March 31, 2018

REVENUES	$-	$-
EXPENSES
Bank service charges	162	757
General and administrative expenses	12,117	26,436
Miscellaneous expense	-	120
Depreciation expense	270	271
Business License and Permits	1,350	-

TOTAL OPERATING EXPENSES	13,899	27,584

Loss before Income Tax Provision	(13,899)	(27,584)

PROVISION BEFORE INCOME TAXES	-	-

NET LOSS/INCOME	$(13,899)	$(27,584)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,356,750	4,356,750

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 2, 2016	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the year ended March 31, 2016	-	-	-	(1,000)	(1,000)

Balance, March 31, 2016	3,000,000	$3,000	$-	$(1,000)	$2,000

Net loss for the year ended March 31, 2018	-	-	-	(1,684)	(1,684)

Balance, March 31, 2017	3,000,000	$3,000	$-	$(2,684)	$316

Shares issued for cash at $0.02 per share	1,356,750	$1,357	$25,778	-	27,135

Net loss for the year ended March 31, 2018	-	-	-	(27,584)	(27,584)

Balance, March 31, 2018	4,356,750	$4,357	$25,778	$(30,268)	$(133)

Net loss for the year ended March 31, 2019				(13,899)	(13,899)

Balance, March 31, 2019	4,356,750	$4,357	$25,778	$(44,167)	$(14,032)

See accompanying notes to the financial statements.

GLOLEX INC.

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2019	Year ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,899)	$(27,584)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	270	271
Changes in assets and liabilities:
Accounts Payable	791	-
Accrued Expenses	3,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,838)	(27,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	27,135
Loans from director	7,700	(500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,700	26,635

Net Cash Increase for Period	$(2,138)	$(678)
Cash at the beginning of Period	3,191	3,869
Cash at end of Period	$1,053	$3,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

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

1.Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

2.Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

3.Pricing inputs that are generally observable inputs and not corroborated by market data.

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

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when our services have been provided and accepted by the customer and collection is reasonably assured

As of March 31, 2019, the Company has not generated any revenue.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended March 31, 2019.

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

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer.  We determined the useful life to be 4 years.   The accumulated depreciation was calculated to be $871 to date; this includes previous depreciation of $806 which was passed before and current quarter depreciation being $271 all is now booked and will continue to be booked going forward.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On February 25, 2018, a director loaned $1,500 to pay for Company’s expenses.

On March 7, 2018, a director loaned $1,500 to the Company.

The balance due to the director as of March 31, 2019 was $11,509.

The loans are unsecured, non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 22, 2018, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During months of May and September the Company issued 780,000 shares of common stock for cash proceeds of $15,600 to shareholders at $0.02 per share.

In July and August 2018, the Company issued 576,750 shares of common stock for cash proceeds of $11,535 to 12 shareholders at $0.02 per share.

There were 4,356,750 shares of common stock issued and outstanding as of March 31, 2019.

NOTE 8- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of March 31, 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 1(133) (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of March 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at March 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Maksim Charniak Unit 9647, 13 Freeland Park, Wareham Rd. Poole BH16 6F, United Kingdom	33	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on March 2, 2016 until March 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Maksim Charniak	2019	0	0	0	0	0	0	0	0
President	2019	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
Treasurer	2019	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of March 31, 2019, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2019 and as of the date of the filing of this annual report by:

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

The percent of class is based on 4,356,750 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2019, we incurred approximately $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended March 31, 2019 and $7,000 for the period ended March 31, 2018.

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

GLOLEX INC.
Dated: May 14, 2019	By: /s/ Maksim Charniak
Maksim Charniak, President and Chief Executive Officer and Chief Financial Officer

