Form 10-Q
period 2019-06-30
Glolex, Inc.
filed 2019-08-19
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number: 000-19871

GLOLEX INC.

(Name of Registrant in Its Charter)

Nevada	98-1291924
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1306 Hertel Avenue, Suite 3

Buffalo, NY 14216

(Address of principal executive offices)

718-902-7450

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,356,750 shares of Common Stock, $0.0001 par value at August 16, 2019.

GLOLEX INC.

GLOLEX INC.

BALANCE SHEETS

	June 30, 2019	March 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$—	$1,053

Fixed Assets, net	148	215

Total Assets	$148	$1,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$49	$791
Accrued expenses	3,500	3,000
Loan from director	—	11,509
Total Current Liabilities	3,549	15,300

Stockholders’ Deficit
Common stock, par value $0.001,75,000,000 authorized, 4,356,750 shares issued and outstanding respectively	4,357	4,357
Additional paid in capital	40,477	25,778
Accumulated deficit	(48,235)	(44,167)
	(3,401)	(14,032)

Total Liabilities and Stockholders’ Deficit	$148	$1,268

See notes to financial statements

GLOLEX INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30
	2019	2018

REVENUES	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	4,068	4,114

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,068)	(4,114)

PROVISION FOR INCOME TAXES	—	—

NET (LOSS)	$(4,068)	$(4,114)

NET LOSS PER SHARE: BASIC AND DILUTED *	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,356,750	4,200,550

* denotes loss of less than $(.01) per share

See notes to financial statements

4

GLOLEX INC.

STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019

			ADDTIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
March 31,2019	4,356,750	$4,357	$25,778	$(44,167)	$(14,032)

Net Loss For The Three Months Ended June 30, 2019				(4,068)	(4,068)

Forgiveness of debt to related party			14,699		14,699

June 30, 2019	4,356,750	$4,357	$40,477	$(48,235)	$(3,401)

See notes to financial statements

GLOLEX INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30

	2019	2018

Cash Flows From Operating Activities
Net (Loss)	$(4,068)	$(4,114)
Depreciation	68	68
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities
Accounts payable	(743)	—
Accrued expenses	500	—
	(4,243)	(4,046)

Cash flows From Financing Activities
Loan from director	3,190	2,000

Net (Decrease) in Cash	(1,053)	(2,046)

Cash-Beginning	1,053	3,191

Cash-Ending	$—	$1,145

See notes to financial statements

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Glolex Inc. was incorporated in Nevada on March 2, 2016. The Company’s business was originally to provide a web based, round-the-clock, online legal consulting advice service.

On June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,166,750 shares of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning approximately 95.6% of the issued and outstanding common stock of the Company. As part of this transaction $14,699 that was loaned to the Company by Mr. Charniak was forgiven.

The Company has not commenced material operations to date. As a result of the change of control transaction referred to above, the Company has suspended operations and are not currently commercializing its business plan, although the Company may recommence such operations in the future. As a result, the Company can be considered a shell company.

The Company does not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, the Company is currently negotiating with an operating company with respect to a potential reorganization pursuant to which, as currently contemplated, the Company would acquire the operating company as an indirect wholly-owned subsidiary and the stockholders of the operating company would exchange all of their issued and outstanding shares of common stock currently held by them for shares of the Company’ common stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being prepared and negotiated, and the parties are still performing due diligence, the Company can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

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

Level 1	Quoted market prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by markets.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when our services have been provided and accepted by the customer and collection is reasonably assured

As of June 30, 2019, the Company has not generated any revenue.

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

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended June 30 ,2019.

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

The amendments in this Update are effective for the annual period ending after June 30, 2019, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer. We determined the useful life to be 4 years. The accumulated depreciation was calculated to be $974 to date; this includes previous depreciation of $738 which was passed before and current quarter depreciation being $68 all is now booked and will continue to be booked going forward.

NOTE 4 – GOING CONCERN

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 7, 2017, a director loaned $100 to the Company to open a bank account.

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

On February 25, 2018, a director loaned $1,500 towards paying Company’s expenses.

On March 7, 2018, a director loaned $1,500 towards paying Company’s expenses.

On April 25, 2019 a director loaned $3,190 towards paying Company’s expenses

As part of the purchase of a controlling interest in the Company by Mr. Amer Samad from Mr. Maksim Charniak, on June 25, 2019, the entire outstanding loan balance was forgiven.

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

There were 4,356,750 shares of common stock issued and outstanding as of June 30, 2019.

NOTE 8- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of June 30, 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

On June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. As part of this transaction $14,699 that was loaned to the Company to Mr. Charniak was forgiven. Mr. Samad also purchased 1,166,750 shares of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning approximately 95.6% of the issued and outstanding common stock of the Company.

The Company has not commenced material operations to date. As a result of the change of control transaction referred to above, the Company has suspended operations and are not currently commercializing its business plan, although the Company may recommence such operations in the future. As a result, the Company can be considered a shell company.

The Company does not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, the Company is currently negotiating with an operating company with respect to a potential reorganization pursuant to which, as currently contemplated, the Company would acquire the operating company as an indirect wholly-owned subsidiary and the stockholders of the operating company would exchange all of their issued and outstanding shares of common stock currently held by them for shares of the Company’ common stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being prepared and negotiated, and the parties are still performing due diligence, the Company can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We were incorporated in the State of Nevada on March 2, 2016. Our business was originally to provide a web based, round-the-clock, online legal consulting advice service.

On June 25, 2019, Maksim Charniak, our sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,166,750 shares of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owned 6,515,000 shares, or approximately 95.6% of the issued and outstanding common stock of the Company.

We have not commenced material operations to date. As a result of the change of control transaction referred to above, we have suspended operations and are not currently commercializing our business plan, although we may recommence such operations in the future. At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees. As a result, we can be considered a shell company.

In addition, the Company has generated no revenue for the three months ended June 30, 2019.

We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, we are currently negotiating with an operating company, with respect to a potential reorganization pursuant to which, as currently contemplated, we would acquire the operating company as our indirect wholly-owned subsidiary and the stockholders of the operating company would exchange all of their issued and outstanding shares of common stock currently held by them for shares of the Company’ common stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being prepared and negotiated, and the parties are still performing due diligence, we can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, as, if and when we consummate the Proposed Transaction.

Comparison of Three Months Ended June 30, 2019 and 2018

General and administrative expenses were approximately $4,068 for the three months ended June 30, 2019, compared to approximately $4,144 for the same period in 2018. We believe that our general and administrative expenses may increase over time as, if and when we consummate the Proposed Transaction or otherwise advance our programs, increase our headcount and operating activities and incur expenses associated with being a public company.

Our net (loss) for the three months ended June 30, 2019, was $(4,068) compared to a net loss of $(4,114) during the three months ended June 30, 2018. During the fiscal quarter ended June 30, 2019 and fiscal years ended March 31, 2019 and 2018, respectively, the Company did not generate any revenue.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at June 30, 2019 compared to March 31, 2019.

	June 30, 2019	March 31, 2019
Total Assets	$148	$1,268
Total Liabilities	$3,549	$15,300
Working Capital (Deficit)	$(3,549)	$(14,247)

During the three months ended June 30, 2019, the Company had cash used in operating activities of $(4,243).

As of June 30, 2019, we had cash of $148 and had a working capital deficit of $(3,549). We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

Should we not be able to continue to secure additional financing when needed, we may be required to cease the administrative functions necessary to remain in good standing, to remain reporting under the Securities Act of 1934, to consummate the Proposed Transaction or other, similar transaction, identify and acquire other assets of operations or to restart our business, any of which would have a material adverse effect on the value of any investment in our Company.

Our future capital requirements will depend on many factors, including the development of our business or any other business we may acquire; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses for at least the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The independent auditors’ report accompanying our March 31, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $48,235 and had a working capital deficit of $(3,549) at June 30, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by any of our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Amer Samad, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Samad concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
●	All of our financial reporting is carried out by our financial consultant;
●	Until recently, the Company did not have securities counsel to advise on disclosure matters; and
●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required for a Smaller Reporting Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1	Certification of Amer Samad, Chairman, President and Chief Executive Officer
31.2	Certification of Amer Samad, Chief Financial Officer
32.1	Certification of Amer Samad, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Amer Samad, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August 2019.

GLOLEX INC.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

