Form 10-Q
period 2019-09-30
Glolex, Inc.
filed 2019-11-19
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,356,750 shares of Common Stock, $0.0001 par value at November 18, 2019.

GLOLEX INC.

GLOLEX INC.

BALANCE SHEETS

	September 30, 2019	March 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$—	$1,053

Fixed Assets, net	81	215

Total Assets	$81	$1,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$—	$791
Accrued expenses	10,476	3,000
Loan from director	7,664	11,509
Total Current Liabilities	18,140	15,300

Stockholders’ Deficit
Common stock, par value $0.001, 75,000,000 authorized, 4,346,750 shares issued and outstanding respectively	4,357	4,357
Additional paid in capital	40,477	25,778
Accumulated deficit	(62,893)	(44,167)
	(18,059)	(14,032)

Total Liabilities and Stockholders’ Deficit	$81	$1,268

See notes to financial statements

GLOLEX INC.

STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPTEMBER 30
	2019	2018	2019	2018

REVENUES	$—	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	18,726	7,837	14,658	3,723

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(18,726)	(7,837)	(14,658)	(3,723)

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS)	$(18,726)	$(7,837)	$(14,658)	$(3,723)

NET LOSS PER SHARE: BASIC AND DILUTED *	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,356,750	4,200,550	4,356,750	4,200,550

* denotes loss of less than $(.01) per share

See notes to financial statements

4

GLOLEX INC.

STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30,2019

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
March 31, 2019	4,356,750	$4,357	$25,778	$(44,167)	$(14,032)

Net Loss For The Six Months Months Ended September 30, 2019				(18,726)	(18,726)

Forgiveness of debt to related party			14,699		14,699

June 30, 2019	4,356,750	$4,357	$40,477	$(62,893)	$(18,059)

See notes to financial statements

GLOLEX INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30

	2019	2018

Cash Flows From Operating Activities
Net ( Loss)	$(18,726)	$(7,837)
Depreciation	134	135
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities
Accounts payable	(791)	99
Accrued expenses	7,476	1,500
	(11,907)	(6,103)

Cash flows From Financing Activities
Loan from director	(3,845)	2,500
Forgiveness of debt to related party	14,699	—
	10,854	2,500

Net (Decrease) in Cash	(1,053)	(3,603)

Cash-Beginning	1,053	3,191

Cash-Ending	$—	$(412)

See notes to financial statements

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2019

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

The Company has not commenced material operations to date. As a result of the change of control transaction referred to above, the Company has suspended operations and is not currently commercializing its business plan, although the Company may recommence such operations in the future. As a result, the Company can be considered a shell company.

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

NOTE 2 - SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

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

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when our services have been provided and accepted by the customer and collection is reasonably assured

As of September 30, 2019, the Company has not generated any revenue.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended September 30, 2019.

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

NOTE 3 – FIXED ASSET

The Company has purchased the equipment in a form of Mac book computer. The Company determined the useful life to be 4 years. The accumulated depreciation was calculated to be $1,007 to date; this includes previous depreciation of $940 which was passed before, and current quarter depreciation being $67, all is now booked and will continue to be booked going forward.

NOTE 4 – GOING CONCERN

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – LOAN FROM DIRECTORS AND OTHER RELATED PARTIES

From time to time, the sole director or controlling stockholders or other affiliated entities loaned funds to the Company to meet its expenses. As of September 30, 2019, the Company owed affiliated entities an aggregate of approximately $7,664.

As part of the purchase of a controlling interest in the Company by Mr. Amer Samad from Mr. Maksim Charniak, on June 25, 2019, the entire outstanding loan balance was forgiven. This transaction created a gain from extinguishment of debt of $14,699 in the three-month period ended September 30, 2019.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 22, 2017, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During the months of May and September 2017 the Company issued 780,000 shares of common stock for cash proceeds of $15,600 to shareholders at $0.02 per share.

In July and August 2017, the Company issued 576,750 shares of common stock for cash proceeds of $11,535 to 12 shareholders at $0.02 per share.

There were 4,356,750 shares of common stock issued and outstanding as of September 30, 2019.

NOTE 7 - RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of September 30, 2019.

NOTE 8 – RELATED PARTIES

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

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than described above.

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

In addition, the Company has generated no revenue for the three and six months ended September 30, 2019.

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

Comparison of Six and Three Months Ended September 30, 2019 and 2018

General and administrative expenses were approximately $14,658 and $18,726 for the three and six months ended September 30, 2019, compared to approximately $3,723 and $7,837 for the same period in 2018. We believe that our general and administrative expenses may increase over time as, if and when we consummate the Proposed Transaction or otherwise advance our programs, increase our headcount and operating activities and incur expenses associated with being a public company.

Our net (loss) for the three and six months ended September 30, 2019, was $(14,658) and $(18,726) compared to a net loss of $(3,723) and $(7,837) during the three and six months ended September 30, 2018. During the fiscal quarter ended September 30, 2019 and fiscal years ended March 31, 2019 and 2018, respectively, the Company did not generate any revenue.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at September 30, 2019 compared to March 31, 2019.

	September 30, 2019	March 31, 2019
Total Assets	$81	$1,268
Total Liabilities	$18,140	$15,300
Working Capital (Deficit)	$(18,059)	$(14,032)

During the three months ended September 30, 2019, the Company had cash used in operating activities of $(11,907).

As of September 30, 2019, we had cash of $0 and had a working capital deficit of $18,140. We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(62,893) and had a working capital deficit of $(18,140) at September 30, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Amer Samad, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Samad concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by a third party financial consultant;

●	Until recently, the Company did not have securities counsel to advise on disclosure matters; and

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2019.

GLOLEX INC.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

