Form 10-Q
period 2019-12-31
Glolex, Inc.
filed 2020-02-19
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,356,750 shares of Common Stock, $0.0001 par value at February 13, 2020.

GLOLEX INC.

GLOLEX INC.
BALANCE SHEETS

	December 31,2019	March 31,2019

ASSETS
Current Assets
Cash and cash equivalents	$—	$1,053

Fixed Assets, net	14	215

Total Assets	$14	$1,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$—	$791
Accrued expenses	11,856	3,000
Loan from director	14,849	11,509
Total Current Liabilities	26,705	15,300

Stockholders’ Deficit
Common stock, par value $0.001,75,000,000 authorized, 4,356,750
shares issued and outstanding respectively	4,357	4,357
Additional paid in capital	40,477	25,778
Accumulated deficit	(71,525)	(44,167)
	(26,691)	(14,032)

Total Liabilities and Stockholders’ Deficit	$14	$1,268

See notes to financial statements

GLOLEX INC.
STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED DECEMBER 31		THREE MONTHS ENDED DECEMBER 31
	2019	2018	2019	2018

REVENUES	$—	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	27,358	9,447	8,632	1,611

(LOSS) BEFORE PROVISION FOR INOCME TAXES	(27,358)	(9,447)	(8,632)	(1,611)

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS)	$(27,358)	$(9,447)	$(8,632)	$(1,611)

NET LOSS PER SHARE:BASIC AND DILUTED *	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:BASIC AND DILUTED	4,356,750	4,200,550	4,356,750	4,200,550

* denotes loss of less than $(.01) per share

See notes to financial statements

4

GLOLEX INC.
STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31,2019

			ADDTIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

March 31,2019	4,356,750	$4,357	$25,778	$(44,167)	$(14,032)

Net Loss For The Nine Months Ended December 31,2019				(27,358)	(27,358)

Forgiveness of debt to related party			14,699		14,699

December 31,2019	4,356,750	$4,357	$40,477	$(71,525)	$(26,691)

See notes to financial statements

GLOLEX INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31

	2019	2018

Cash Flows From Operating Activities
Net( Loss)	$(27,358)	$(9,447)
Depreciation	201	203
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities
Accounts payable	(791)	99
Accrued expenses	8,856	1,500
	(19,092)	(7,645)

Cashflows From Financing Activities
Loan from director	3,340	4,700
Forgiveness of debt to related party	14,699	—
	18,039	4,700

Net (Decrease) in Cash	(1,053)	(2,945)

Cash-Beginning	1,053	3,191

Cash-Ending	$—	$246

SUPPLEMENTAL CASH LOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See notes to financial statements

GLOLEX INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Glolex Inc. was incorporated in Nevada on March 2, 2016. The Company’s business was originally to provide a web based, round-the-clock, online legal consulting advice service.

As of June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,166,750 shares of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning approximately 95.6% of the issued and outstanding shares of common stock of the Company. As part of this transaction, $14,699 that was loaned to the Company by Mr. Charniak was forgiven.

The Company has not commenced material operations to date. As a result of the change of control transaction referred to above, the Company has suspended operations and is not currently commercializing its business plan, although the Company may recommence such operations in the future. As a result, the Company can be considered a shell company.

The Company does not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, the Company is currently negotiating with an operating company with respect to a potential reorganization pursuant to which, as currently contemplated, the Company would acquire the operating company as an indirect wholly-owned subsidiary and the stockholders of the operating company would exchange all of their issued and outstanding shares of common stock currently held by them for shares of the Company’s common stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being prepared and negotiated, and the parties are still performing due diligence, the Company can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

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

Revenue Recognition

The Company’s original business plan was to generate income from facilitating easy access to the public to legal advice online and through a telephone application. Services were to be provided through a phone app or through its website, to connect lawyers with members of general public that need to be advised on various legal affairs, in all areas of law. However, the Company has not commenced material operations to date, and as a result of the change of control transaction referred to in Note 1 above, the Company has suspended operations and is not currently commercializing its business plan, although the Company may recommence such operations in the future.

The Company expects to recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when its services have been provided and accepted by the customer and collection is reasonably assured

As of December 31, 2019, the Company has not generated any revenue.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method:

a.	Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued.

b.	The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5).

c.	The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended December 31, 2019.

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

NOTE 3 – FIXED ASSET

The Company has purchased the equipment in a form of Mac book computer. The Company determined the useful life to be 4 years. The accumulated depreciation was calculated to be $1,074 to date; this includes previous depreciation of $1,007 which was passed before, and current quarter depreciation being $67, all is now booked and will continue to be booked going forward.

NOTE 4 – GOING CONCERN

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– LOAN FROM DIRECTORS AND OTHER RELATED PARTIES

From time to time, the sole director or controlling stockholders or other affiliated entities loaned funds to the Company to meet its expenses. As of December 31, 2019, the Company owed affiliated entities an aggregate of approximately $14,849.

As part of the purchase of a controlling interest in the Company by Mr. Amer Samad from Mr. Maksim Charniak, as of June 25, 2019, the entire outstanding loan balance was forgiven. This transaction was recorded as a contribution to equity in the amount of $14,699 in the three month period ended June 30, 2019 and the nine-month period ended December 31, 2019.

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

There were 4,356,750 shares of common stock issued and outstanding as of December 31, 2019.

NOTE 7 - RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of December 31, 2019.

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

The Company does not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, the Company is currently negotiating with an operating company with respect to a potential reorganization pursuant to which, as currently contemplated, the Company would acquire the operating company as an indirect wholly-owned subsidiary and the stockholders of the operating company would exchange all of their issued and outstanding shares of common stock currently held by them for shares of the Company’s common stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being prepared and negotiated, and the parties are still performing due diligence, the Company can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than described above.

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

As of June 25, 2019, Maksim Charniak, our sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,166,750 shares of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 4,167,937 shares, or approximately 95.6% of the issued and outstanding shares of common stock of the Company.

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

In addition, the Company has generated no revenue for the three and nine months ended December 31, 2019.

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

Comparison of Nine and Three Months Ended December 31, 2019 and 2018

General and administrative expenses were approximately $8,632 and $27,358 for the three and nine months ended December 31, 2019, compared to approximately $1,611 and $9,447 for the same periods in 2018. We believe that our general and administrative expenses may increase over time as, if and when we consummate the Proposed Transaction or otherwise advance our programs, increase our headcount and operating activities and incur expenses associated with being a public company.

Our net (loss) for the three and nine months ended December 31, 2019, was $(8,632) and $(27,358) compared to a net loss of $(1,611) and $(9,447) during the three and nine months ended December 31, 2018. During the fiscal quarter ended December 31, 2019 and fiscal years ended March 31, 2019 and 2018, respectively, the Company did not generate any revenue.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at December 31, 2019 compared to March 31, 2019.

	December 31, 2019	March 31, 2019
Total Assets	$14	$1,268
Total Liabilities	$26,705	$15,300
Working Capital (Deficit)	$(26,691)	$(14,032)

During the three months ended December 31, 2019, the Company had cash used in operating activities of $(7,185).

As of December 31, 2019, we had cash of $0 and had a working capital deficit of $(26,691). We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(71,525) and had a working capital deficit of $(26,691) at December 31, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 2020.

GLOLEX INC.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Chairman, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

