Form 10-K
period 2020-03-31
OMNIA WELLNESS INC.
filed 2020-07-14
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

OMNIA WELLNESS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1306 Hertel Avenue, Suite 3

Buffalo, NY 14216

(Address including zip code of registrant’s Principal Executive Offices)

718-902-7450

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $9,544,472.

Common stock outstanding as of July 13, 2020: 55,058,006 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

General

We were incorporated in the State of Nevada on March 2, 2016 under the name “Glolex Inc.” Our business was originally to provide a web based, round-the-clock, online legal consulting advice service.

As of June 25, 2019, Maksim Charniak, our sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 14,744,687 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 52,671,888 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split), or approximately 95.6% of the issued and outstanding shares of common stock of the Company.

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

In addition, the Company has generated no revenue for the year ended March 31, 2020.

Our principal office is located at 1306 Hertel Avenue, Suite 3, Buffalo, NY 14216, and our telephone number is 718-902-7450.

Recent Events

On March 5, 2020, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to, among other things, (i) increase the Company’s authorized shares of common stock from 75,000,000 to 100,000,000, (ii) create and authorize 10,000,000 shares of “blank check” preferred stock, and (iii) effect a 1:12.6374 forward stock split of the Company’s common stock. In addition, on March 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from Glolex Inc. to Omnia Wellness Inc. Share and per share data (except par value) for the periods presented reflect the effects of the forward stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto relating to dates prior to the forward stock split have been adjusted to reflect the forward stock split on a retroactive basis.

On April 20, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”), dated as of April 17, 2020, with Bed Therapies Inc., a Texas corporation (“BTI”), and the beneficial stockholders of BTI, to acquire 100% of the issued and outstanding shares of capital stock of BTI. Pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of BTI, no par value, will be exchanged for shares of the Company’s common stock, based on an exchange ratio of one share of the Company’s common stock for every one share of BTI common stock (the “Acquisition”). Upon the closing of the Acquisition, BTI will become a wholly-owned subsidiary of the Company. The completion of the Acquisition is subject to various customary conditions, including, among other things, the preparation of audited financial statements of the Company and BTI under applicable law. However, we can give no assurance that the Acquisition will be consummated at all.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

Our principal office is located at 1306 Hertel Avenue, Suite 3, Buffalo, NY 14216. We believe that these facilities are adequate for our current needs. We do not own any real estate.

Item 3. Legal Proceedings

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for our shares of common stock. Our common stock is currently quoted on the OTC Pink Market under the ticker symbol “OMWS” since April 15, 2020; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. Prior to April 15, 2020, our common stock was quoted on the OTC Pink Market under the symbol “GLLX”. There were no trades in our common stock prior to May 27, 2019.

The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported on OTC Pink Market, but as adjusted to reflect our March 5, 2020 1:12.6374 forward stock split. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarterly Period Ended	High		Low
March 31, 2020		$8.00		$0.05
December 31, 2019		$4.20		$4.00
September 30, 2019		$6.00		$2.00
June 30, 2019		$2.00		$1.00

March 31, 2019		$1.01		$1.01
December 31, 2018		$1.01		$1.01
September 30, 2018		$1.01		$1.01
June 30, 2018	$	N/A	$	N/A

Number of Holders

As of July 13, 2020, 55,058,006 shares of our common stock were issued and outstanding, which were held by approximately 24 holders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2020 and 2019. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion should be read in conjunction with our audited financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We were incorporated in the State of Nevada on March 2, 2016 under the name “Glolex Inc.” Our business was originally to provide a web based, round-the-clock, online legal consulting advice service.

As of June 25, 2019, Maksim Charniak, our sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 14,744,687 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 52,671,888 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split), or approximately 95.6% of the issued and outstanding shares of common stock of the Company.

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

In addition, the Company has generated no revenue for the year ended March 31, 2020.

Recent Events

On March 5, 2020, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to, among other things, (i) increase the Company’s authorized shares of common stock from 75,000,000 to 100,000,000, (ii) create and authorize 10,000,000 shares of “blank check” preferred stock, and (iii) effect a 1:12.6374 forward stock split of the Company’s common stock. In addition, on March 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from Glolex Inc. to Omnia Wellness Inc. Share and per share data (except par value) for the periods presented reflect the effects of the forward stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto relating to dates prior to the forward stock split have been adjusted to reflect the forward stock split on a retroactive basis.

On April 20, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”), dated as of April 17, 2020, with Bed Therapies Inc., a Texas corporation (“BTI”), and the beneficial stockholders of BTI, to acquire 100% of the issued and outstanding shares of capital stock of BTI. Pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of BTI, no par value, will be exchanged for shares of the Company’s common stock, based on an exchange ratio of one share of the Company’s common stock for every one share of BTI common stock (the “Acquisition”). Upon the closing of the Acquisition, BTI will become a wholly-owned subsidiary of the Company. The completion of the Acquisition is subject to various customary conditions, including, among other things, the preparation of audited financial statements of the Company and BTI under applicable law. However, we can give no assurance that the Acquisition will be consummated at all.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, as, if and when we consummate the Acquisition.

Comparison of Fiscal Years Ended March 31, 2020 and 2019

General and administrative expenses were approximately $33,680 for the fiscal year ended March 31, 2020, compared to approximately $13,899 for the same period in 2019. We believe that our general and administrative expenses may increase over time as, if and when we consummate the Acquisition or otherwise advance our programs, increase our headcount and operating activities and incur expenses associated with being a public company.

Our net (loss) for the fiscal year ended March 31, 2020 was ($33,680) compared to a net loss of ($13,899) during the fiscal year ended March 31, 2019. During the fiscal years ended March 31, 2020 and 2019, respectively, the Company had not generated any revenue.

The weighted average number of shares outstanding was 55,058,006 (as adjusted to reflect our 1:12.6374 forward stock split) for the fiscal year ended March 31, 2020 and 2019.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at March 31, 2020 compared to March 31, 2019.

	March 31, 2020	March 31, 2019
Total Assets	$0	$1,268
Total Liabilities	$33,013	$15,320
Working Capital (Deficit)	$(33,013)	$1,268

As of March 31, 2020, we had cash of $0 and had a working capital deficit of $(33,013). We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock, convertible debt, or loans from shareholders or third-parties. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended March 31, 2020. Net cash flows used in operating activities was ($22,789) and ($9,838) in the fiscal years ended March 31, 2020 and 2019, respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans, advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2020, net cash from financing activities was $21,736 consisting of loans from a former shareholder of $3,190, loans from current shareholders of $6,546 and loans from third parties of $12,000. The loans from current shareholders and third parties primarily relates to advances to the Company either from current shareholders or from Bed Therapies Inc. (currently known as Omnia Wellness Corporation) to pay for third party service providers so the Company remains in compliance with its reporting obligations under the Securities Act of 1934, as amended, and other legal requirements. The indebtedness does not have a maturity date and none of the terms have been finalized as between the Company and the lenders. For the fiscal year ended March 31, 2019, net cash from financing activities was $7,700, consisting of loans from a former shareholder.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from shareholders and/or third parties and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments, and loans from shareholders and/or third parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Should we not be able to continue to secure additional financing when needed, we may be required to cease the administrative functions necessary to remain in good standing, to remain reporting under the Securities Act of 1934, to consummate the Acquisition or other, similar transaction, identify and acquire other assets of operations or to restart our business, any of which would have a material adverse effect on the value of any investment in our Company.

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

Going Concern

The independent auditors’ report accompanying our March 31, 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(77,847) and had a working capital deficit of $(33,013) at March 31, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2020, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 using the criteria established in “Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate cash controls. As of March 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls. As at March 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Amer Samad	35	Chief Executive Officer, President, Treasurer, Secretary, and Director

Amer Samad, Chief Executive Officer, President, Treasurer, Secretary, and Director. Mr. Samad was appointed as Chief Executive Officer, President, Treasurer, Secretary and as a director on June 25, 2019. Mr. Samad completed his undergraduate degree at the State University of New York at Buffalo with concentrations in Financial Analysis and Marketing. He later studied Real Estate Development and Real Estate Finance at the Massachusetts Institute of Technology and went on to found in November 2007, Samad Holdings & Construction Corp., a real estate development company based in Buffalo, New York that specializes in medical office and multi-family development in the United States and Canada. Mr. Samad earned a Masters in Business Administration degree from Columbia Business School in 2014.

Involvement in Certain Legal Proceedings

To the best of our knowledge, Mr. Samad, our sole officer and director, has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has not been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Mr. Samad has informed us that he has not been involved in any of the events specified in clauses (1) through (8) of Regulation S-K, Item 401(f).

Structure and Operation of the Board

We do not have standing audit, compensation or nominating committees of our board of directors. However, our sole director performs all of the functions of a standing audit committee, compensation committee and nominating committee.

Code of Business Conduct and Ethics

We have not adopted a Code of Business Conduct and Ethics.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company has not provided any compensation to any of its executive officers in either of the fiscal years ended March 31, 2020 or 2019.

There are no current employment agreements between the company and its sole officer. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our common stock as of July 13, 2020 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 13, 2020 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 55,058,006 shares of our common stock are issued and outstanding as of July 13, 2020. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Amer Samad	52,671,888	95.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended March 31, 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under such definitions, none of our sole director can be considered an independent director.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2020, we incurred approximately $6,480 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended March 31, 2020 and $8,500 for the period ended March 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

Exhibits:

2.1	Share Exchange and Reorganization Agreement by and among Omnia Wellness Inc., Bed Therapies Inc. and the beneficial stockholders of Bed Therapies Inc., dated as of April 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2020).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2020)
3.2	Certificate of Amendment (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2020)
31

Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Amer Samad, Principal Executive Officer and Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Amer Samad, Principal Executive Officer and Principal Financial Officer)
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIA WELLNESS INC.

Dated: July 14, 2020	By:	/s/ Amer Samad
	Name:	Amer Samad
	Title:	Sole Director, Chief Executive Officer, President, Treasurer and Secretary

OMNIA WELLNESS INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Omnia Wellness, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omnia Wellness, Inc. (formerly Glolex, Inc.) as of March 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2016

Lakewood, CO

July 14, 2020

OMNIA WELLNESS INC.

BALANCE SHEETS

	MARCH 31
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$—	$1,053

Fixed Assets, net	—	215

Total Assets	$—	$1,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$—	$791
Accrued expenses	14,467	3,000
Loans Payable Third Parties	$12,000	—
Loans Payable Shareholders	6,546	11,509
Total Current Liabilities	33,013	15,300

Stockholders’ Deficit
Common stock, par value $0.001; Authorized - 100,000,000; Issued and outstanding 55,058,006 (March 31, 2019- 75,000,000 authorized and 55,058,006 issued and outstanding); Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 (March 31, 2019- 0 authorized and 0 issued and outstanding)	55,058	55,058
Additional paid in capital	(10,224)	(24,923)
Accumulated deficit	(77,847)	(44,167)
	(33,013)	(14,032)

Total Liabilities and Stockholders’ Deficit	$—	$1,268

The Financial Statements have been updated to reflect the 1:12.6374 forward stock split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC.

STATEMENTS OF OPERATIONS

	YEARS ENDED MARCH 31
	2020	2019

Revenues	$—	$—

General and Administrative Expenses	33,680	13,899

(Loss) Before Provision for Income Taxes	(33,680)	(13,899)

Provision for Income taxes	—	—

Net(Loss)	$(33,680)	$(13,899)

Net Loss Per Share: Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average Number of Shares Outstanding:
Basic and Diluted	55,058,006	55,058,006

* denotes loss of less than $(.01) per share

The Financial Statements have been updated to reflect the 1:12.6374 forward stock split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC.

STATEMENTS OF CHANGES IN EQUITY

			ADDTIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance at March 31, 2018	55,058,006	55,058	(24,923)	(30,268)	(133)

Net Loss For The Year Ended March 31, 2019	—	—	—	(13,899)	(13,899)

Balance at March 31, 2019	55,058,006	55,058	(24,923)	(44,167)	(14,032)

Forgiveness of Debt to Former Shareholder	—	—	14,699	—	14,699

Net Loss For The Year Ended March 31, 2020	—	—	—	(33,680)	(33,680)

Balance at March 31, 2020	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)

The Financial Statements have been updated to reflect the 1:12.6374 forward stock split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC.

STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31
	2020	2019

Cash Flows Used by Operating Activities
Net( Loss)	$(33,680)	$(13,899)
Depreciation	215	270
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities
Accounts payable	(791)	791
Accrued expenses	11,467	3,000
	(22,789)	(9,838)

Cashflows From Financing Activities
Loans Payable	12,000	—
Loans from former shareholder	3,190	7,700
Loans from current shareholders	6,546	—
	21,736	7,700

Net (Decrease) in Cash	(1,053)	(2,138)

Cash-Beginning	1,053	3,191

Cash-Ending	$-	$1,053

SUPPLEMENTAL CASH LOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See notes to financial statements

OMNIA WELLNESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Glolex Inc. was incorporated in Nevada on March 2, 2016. The Company’s business was originally to provide a web based, round-the-clock, online legal consulting advice service.

As of June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 14,744,687 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning approximately 95.6% of the issued and outstanding shares of common stock of the Company. As part of this transaction, $14,699 that was loaned to the Company by Mr. Charniak was forgiven.

The Company has not commenced material operations to date. As a result of the change of control transaction referred to above, the Company has suspended operations and is not currently commercializing its business plan, although the Company may recommence such operations in the future. As a result, the Company can be considered a shell company.

On March 5, 2020, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to, among other things, (i) increase the Company’s authorized shares of common stock from 75,000,000 to 100,000,000, (ii) create and authorize 10,000,000 shares of “blank check” preferred stock, and (iii) effect a 1:12.6374 forward stock split of the Company’s common stock. In addition, on March 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from Glolex Inc. to Omnia Wellness Inc.

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

On March 5, 2020, the Company effected a 1:12.6374 forward stock split. All owners of record on March 5, 2020 received an additional 11.6374 shares of the Company’s common stock for each issued and outstanding share of the Company’s common stock. No fractional shares were issued in connection with the forward stock split. All fractional shares created by the 1:12.6374 forward split were rounded up to the next whole share. The forward stock split had no impact on the par value per share of the Company’s common stock, which remains at $0.0001. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s consolidated financial statements and the accompanying notes have been restated to give retrospective presentation for the forward stock split.

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

The Company expects to recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when its services have been provided and accepted by the customer and collection is reasonably assured

As of March 31, 2020, the Company has not generated any revenue.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended March 31, 2020.

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

NOTE 3 – FIXED ASSET

The company has purchased the equipment in a form of Mac book computer. We determined the useful life to be 4 years. The accumulated depreciation was calculated to be $1,076 to date; this includes previous depreciation of $806 which was passed before and current quarter depreciation being $68 all is now booked and will continue to be booked going forward.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– LOANS PAYABLE

From time to time, stockholders have loaned funds to the Company to meet its expenses. As of March 31, 2020 the Company owed stockholders an aggregate of $6,646.

From time to time, third parties have loaned funds to the Company to meet its expenses. As of March 31, 2020. The Company owed third parties an aggregate of $12,000.

The indebtedness primarily relates to advances to the Company either from shareholders or from Bed Therapies Inc. (currently known as Omnia Wellness Corporation) to pay for third party service providers so the Company remains in compliance with its reporting obligations under the Securities Act of 1934, as amended, and other legal requirements. The indebtedness does not have a maturity date and none of the terms have been finalized as between the Company and the lenders.

As part of the purchase of a controlling interest in the Company by Mr. Amer Samad from Mr. Maksim Charniak, as of June 25, 2019, $14,699 that was loaned to the Company by Mr. Charniak was forgiven. This transaction was recorded as a contribution to equity in the amount of $14,699 in the three month period ended June 30, 2019 and the year ended March 31, 2020.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 100,000,000, $0.001 par value shares of common stock authorized.

On March 22, 2018, the Company issued 37,912,200 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During months of May and September 2018, the Company issued 9,857,172 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of common stock for cash proceeds of $15,600 to shareholders at $0.02 per share.

In July and August 2018, the Company issued 7,288,620 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of common stock for cash proceeds of $11,535 to 12 shareholders at $0.02 per share.

There were 55,058,006 shares of common stock issued and outstanding as of March 31, 2020.

NOTE 7- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of March 31, 2020.

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

NOTE 9 – SUBSEQUENT EVENTS

On March 5, 2020, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to, among other things, (i) increase the Company’s authorized shares of common stock from 75,000,000 to 100,000,000, (ii) create and authorize 10,000,000 shares of “blank check” preferred stock, and (iii) effect a 1:12.6374 forward stock split of the Company’s common stock. In addition, on March 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from Glolex Inc. to Omnia Wellness Inc.

On April 20, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”), dated as of April 17, 2020, with Bed Therapies Inc., a Texas corporation (“BTI”), and the beneficial stockholders of BTI, to acquire 100% of the issued and outstanding shares of capital stock of BTI. Pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of BTI, no par value, will be exchanged for shares of the Company’s common stock, based on an exchange ratio of one share of the Company’s common stock for every one share of BTI common stock (the “Acquisition”). Upon the closing of the Acquisition, BTI will become a wholly-owned subsidiary of the Company. The completion of the Acquisition is subject to various customary conditions, including, among other things, the preparation of audited financial statements of the Company and BTI under applicable law. However, we can give no assurance that the Acquisition will be consummated at all.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31,2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than described above.

