Form 10-Q
period 2020-06-30
OMNIA WELLNESS INC.
filed 2020-08-19
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,058,006 shares of common stock at August 18, 2020.

OMNIA WELLNESS INC.

OMNIA WELLNESS INC.

BALANCE SHEETS

	June 30, 2020	March 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$33,320	$14,467
Loans payable third parties	12,000	12,000
Loans payable shareholders	6,546	6,546
Total Current Liabilities	51,866	33,013

Stockholders’ Deficit
Common stock, par value $0.001, 100,000,000 Authorized, 55,058,006 shares issued and outstanding. Preferred stock: Authorized- 10,000,000, Issued and outstanding- 0.	55,058	55,058
Additional paid in capital	(10,224)	(10,224)
Accumulated deficit	(96,700)	(77,847)
	(51,866)	(33,013)

Total Liabilities and Stockholders’ Deficit	$—	$—

The Financial Statements have been updated to reflect the Company’s 1:12.6374 forward stock split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30
	2020	2019

REVENUES	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	18,853	4,068

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(18,853)	(4,068)

PROVISION FOR INCOME TAXES	—	—

NET (LOSS)	$(18,853)	$(4,068)

NET LOSS PER SHARE: BASIC AND DILUTED *	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	55,058,006	55,058,006

* denotes loss of less than $(.01) per share

The Financial Statements have been updated to reflect the Company’s 1:12.6374 forward stock split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC.

STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2020

			ADDTIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance at March 31, 2020	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)

Net Loss For The Three Months Ended June 30, 2020	—	—	—	(18,553)	(18,553)

Balance at June 30, 2020	55,058,006	$55,058	$(10,224)	$(96,400)	$(51,566)

The Financial Statements have been updated to reflect the Company’s 1:12.6374 forward stock split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30
	2020	2019

Cash Flows From Operating Activities
Net (Loss)	$(18,853)	$(4,068)
Depreciation	—	68
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities
Accounts payable	18,853	(743)
Accrued expenses	—	500
	—	(4,243)

Cash flows From Financing Activities
Loan from shareholder	—	3,190

Net (Decrease) in Cash	—	(1,053)

Cash-Beginning	—	1,053

Cash-Ending	$—	$—

The Financial Statements have been updated to reflect the Company’s 1:12.6374 forward stock split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2020

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

On April 20, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”), dated as of April 17, 2020, with Bed Therapies Inc., a Texas corporation (“BTI”), and the beneficial stockholders of BTI, to acquire 100% of the issued and outstanding shares of capital stock of BTI. Pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of BTI, no par value, will be exchanged for shares of the Company’s common stock, based on an exchange ratio of one share of the Company’s common stock for every one share of BTI common stock (the “Acquisition”). Upon the closing of the Acquisition, BTI will become a wholly-owned subsidiary of the Company. The completion of the Acquisition is subject to various customary conditions, including, among other things, the preparation of audited financial statements of the Company and BTI under applicable law. However, the Company can give no assurance that the Acquisition will be consummated at all.

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

The Company expects to recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when its services have been provided and accepted by the customer and collection is reasonably assured.

As of June 30, 2020, the Company has not generated any revenue.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended June 30, 2020.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5– LOANS PAYABLE

From time to time, stockholders have loaned funds to the Company to meet its expenses. As of June 30, 2020 the Company owed stockholders an aggregate of $6,646.

From time to time, third parties have loaned funds to the Company to meet its expenses. As of June 30, 2020, the Company owed third parties an aggregate of $12,000.

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

During the months of May and September 2018, the Company issued 9,857,172 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of common stock for cash proceeds of $15,600 to shareholders at $0.02 per share.

In July and August 2018, the Company issued 7,288,620 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of common stock for cash proceeds of $11,535 to 12 shareholders at $0.02 per share.

There were 55,058,006 shares of common stock issued and outstanding as of June 30, 2020.

NOTE 7- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of June 30, 2020.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

In addition, the Company has generated no revenue for the three months ended June 30, 2020.

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

Comparison of Three Months Ended June 30, 2020 and 2019

General and administrative expenses were approximately $18,853 for the three months ended June 30, 2020, compared to approximately $4,068 for the same period in 2019. We believe that our general and administrative expenses may increase over time as, if and when we consummate the Acquisition or otherwise advance our programs, increase our headcount and operating activities and incur expenses associated with being a public company.

Our net (loss) for the three months ended June 30, 2020, was $(18,853) compared to a net loss of $(4,068) during the three months ended June 30, 2019. During the fiscal quarter ended June 30, 2020 and fiscal years ended March 31, 2020 and 2019, respectively, the Company did not generate any revenue.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at June 30, 2020 compared to March 31, 2020.

	June 30, 2020	March 31, 2020
Total Assets	$0	$0
Total Liabilities	$51,866	$33,103
Working Capital (Deficit)	$(51,866)	$(33,013)

During the three months ended June 30, 2020, the Company had cash used in operating activities of $0.

As of June 30, 2020, we had cash of $0 and had a working capital deficit of $(51,866). We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock, convertible debt, or loans from shareholders or third-parties. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months ended June 30, 2020. Net cash flows used in operating activities was $0 and $(4,243) in the three months ended June 30, 2020 and 2019, respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans, advancements or the issuance of equity and debt instruments. For the three months ended June 30, 2020, net cash from financing activities was $0. For the three months ended June 30, 2019, net cash from financing activities was $3,190, consisting of loans from a former shareholder.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(96,700) and had a working capital deficit of $(51,866) at June 30, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, Amer Samad, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that review and evaluation, Mr. Samad concluded that as of June 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, for the following reasons:

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

2.1	Share Exchange And Reorganization Agreement by and among Omnia Wellness Inc., Bed Therapies Inc. and the beneficial stockholders of Bed Therapies Inc., dated as of April 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2020)
31	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Amer Samad, Principal Executive Officer and Principal Financial Officer)
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Amer Samad, Principal Executive Officer and Principal Financial Officer)
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2020.

OMNIA WELLNESS INC.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Sole Director, Chief Executive Officer, President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

