Form 10-Q
period 2020-09-30
OMNIA WELLNESS INC.
filed 2020-11-16
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 333-211986

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,058,006 shares of common stock at November 15, 2020.

OMNIA WELLNESS INC.

OMNIA WELLNESS INC.

BALANCE SHEETS

	31-Sep-20	31-Mar-20

ASSETS
Current Assets
Cash and cash equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$49,353	$14,467
Loans payable third parties	12,000	12,000
Loans payable shareholders	10,618	6,546
Total Current Liabilities	71,971	33,013

Stockholders’ Deficit
Common stock, par value $0.001, 100,000,000 Authorized, 55,058,006 shares issued and outstanding. Preferred stock: Authorized- 10,000,000 , Issued and outstanding 0.	55,058	55,058
Additional paid in capital	(10,224)	(10,224)
Accumulated deficit	(116,805)	(77,847)
	(71,971)	(33,013)

Total Liabilities and Stockholders’ Deficit	$—	$—

The Financial Statements have been updated to reflect the 1:12.6374 forward stock split on March 5, 2020.

OMINA WELLNESS INC.

STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPETMBER 30
	2020	2019	2020	2019

REVENUES	$—	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	$38,958	18,726	20,105	14,658

(LOSS) BEFORE PROVISION FOR INOCME TAXES	(38,958)	(18,726)	(20,105)	(14,658)

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS)	$(38,958)	$(18,726)	$(20,105)	$(14,658)

NET LOSS PER SHARE:BASIC AND DILUTED *	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:BASIC AND DILUTED	55,058,006	55,058,006	55,058,006	55,058,006

* denotes loss of less than $(.01) per share

The Financial Statements have ben updated to reflect the Company’s forward stock split on March 5, 2020.

OMNIA WELLNESS INC.

STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020

			ADDTIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
31-Mar-20	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)

Net Loss For The Six Months
Months Ended September 30, 2020				(38,958)	(38,958)

September 30,2020	55,058,006	$55,058	$(10,224)	$(116,805)	$(71,971)

The Financial Statements have been updated to reflect the 1:12.6374 forward split on March 5, 2020.

See notes to financial statements

OMNIA WELLNESS INC

STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30
	2020	2019

Cash Flows From Operating Activities
Net( Loss)	$(38,958)	$(18,726)
Depreciation	—	134
Adjustments to reconcile net (loss) to net cash(used in) operating activities:
Changes in assets and liabilities
Accounts payable	—	(791)
Accrued expenses	34,886	7,476
	(4,072)	(11,907)

Cashflows From Financing Activities
Loan from director	4,072	(3,845)
Forgiveness of debt to related party	—	14,699
		10,854

Net (Decrease) in Cash	—	(1,053)

Cash-Beginning	—	1,053

Cash-Ending	$—	$—

The Financial Statements have been updated to reflect the 1:123.7374 forward stock split on March 5, 2020.

See note to financial statements

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

As of September 30, 2020, the Company has not generated any revenue.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended September 30, 2020.

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

NOTE 3 – GOING CONCERN

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

NOTE 4– LOANS PAYABLE

From time to time, stockholders have loaned funds to the Company to meet its expenses. As of September 30, 2020 the Company owed stockholders an aggregate of $10,618.

From time to time, third parties have loaned funds to the Company to meet its expenses. As of September 30, 2020, the Company owed third parties an aggregate of $12,000.

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

As part of the purchase of a controlling interest in the Company by Mr. Amer Samad from Mr. Maksim Charniak, as of June 25, 2019, $14,699 that was loaned to the Company by Mr. Charniak was forgiven. This transaction was recorded as a contribution to equity in the amount of $14,699 in the six month period ended June 30, 2019 and the year ended March 31, 2020.

NOTE 5 – STOCKHOLDER’S EQUITY

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

There were 55,058,006 shares of common stock issued and outstanding as of September 30, 2020.

NOTE 6- RENDERED SERVICES

The Company has not provided any services and has no recorded revenue as of September 30, 2020.

NOTE 7– RELATED PARTIES

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than described above.

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

As of June 25, 2019, Maksim Charniak, our then sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 14,744,687 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 52,671,888 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split), or approximately 95.6% of the issued and outstanding shares of common stock of the Company.

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

In addition, the Company has generated no revenue for the six months ended September 30, 2020.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, as, if and when we consummate the Acquisition.

Comparison of Six and Three Months Ended September 30, 2020 and 2019

General and administrative expenses were approximately $20,105 and $38,958 for the three and six months ended September 30, 2020, compared to approximately $14,658 and $18,726 for the same periods in 2019. We believe that our general and administrative expenses may increase over time as, if and when we consummate the Acquisition or otherwise advance our programs, increase our headcount and operating activities and incur expenses associated with being a public company.

Our net (loss) for the six and three months ended September 30, 2020, was ($38,958) and ($20,105) compared to a net loss of ($18,726) and ($14,658) during the six and three months ended September 30, 2019. During the fiscal quarter ended September 30, 2020 and fiscal years ended March 31, 2020 and 2019, respectively, the Company did not generate any revenue.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at September 30, 2020 compared to March 31, 2020.

	September 30, 2020	March 31, 2020
Total Assets	$—	$—
Total Liabilities	$71,971	$33,013
Working Capital (Deficit)	$(71,971)	$(33,013)

During the three months ended September 30, 2020, the Company had cash used in operating activities of ($4,072).

As of September 30, 2020, we had cash of $0 and had a working capital deficit of ($71,971). We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock, convertible debt or loans from shareholders or third parties. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from shareholders and/or third parties and further issuances of securities. We have no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Should we not be able to continue to secure additional financing or funding when needed, we may be required to cease the administrative functions necessary to remain in good standing, to remain reporting under the Securities Act of 1934, to consummate the Acquisition or other, similar transaction, identify and acquire other assets of operations or to restart our business, any of which would have a material adverse effect on the value of any investment in our Company.

Our future capital requirements will depend on many factors, including the development of our business or any other business we may acquire; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses for at least the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no present business plan. There can be no assurance that we will be successful in identifying a business plan, consummating the Acquisition or otherwise commencing a successful business strategy, and the failure to do so could have a material adverse effect on our prospects, financial condition and results of operations.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of ($71,971) and had a working capital deficit of ($71,971) at September 30, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three and six months ended September 30, 2020. Net cash flows used in operating activities was $0 and $(4,072) in the three and six months ended September 30, 2020, compared to $(4,243) and $(11,907) for the same period in 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans, advancements or the issuance of equity and debt instruments. For the three and six months ended September 30, 2020, net cash from financing activities was $0 and $4,072, compared to $0 and $10,854 for the same period in 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, Amer Samad, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on that review and evaluation, Mr. Samad concluded that as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by a third party financial consultant; and

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so, or subsequent to the consummation of the Acquisition.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2020, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of November, 2020.

OMNIA WELLNESS INC.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Sole Director, Chief Executive Officer, President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

