Form 10-Q
period 2020-12-31
OMNIA WELLNESS INC.
filed 2021-02-16
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

OMNIA WELLNESS INC.

(Name of Registrant in Its Charter)

Nevada	98-1291924
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 18th Street

Suite 3000

Denver, Colorado 80202

(Address of principal executive offices)

(303) 325-3738
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,868,437 shares of common stock at February 15, 2021.

OMNIA WELLNESS INC.

OMNIA WELLNESS INC.

BALANCE SHEETS

UNAUDITED

	December 31,2020	March 31,2020

ASSETS
Current Assets	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accrued expenses	$53,293	$14,467
Loans payable third parties	17,443	12,000
Loans payable shareholders	10,618	6,546
Total Current Liabilities	81,354	33,013

Stockholders’ Deficit
Common stock, par value $0.001,100,000,000 authorized, 55,058,006 shares issued and outstanding. Preferred stock: Authorized-10,000,000, Issued and outstanding 0.	55,058	55,058
Authorized-10,000,000,Issued and outstanding 0.	—	—
Additional paid in capital	(10,224)	(10,224)
Accumulated deficit	(126,188)	(77,847)
	(81,354)	(33,013)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

OMNIA WELLNESS INC.

STATEMENTS OF OPERATIONS

UNAUDITED

	FOR THE NINE MONTHS ENDED DECEMBER 31		FOR THE THREE MONTHS ENDED DECEMBER 31
	2020	2019	2020	2019

REVENUES	$—	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	48,341	27,358	9,383	8,632

LOSS BEFORE PROVISION FOR INCOME TAXES	(48,341)	(27,358)	(9,383)	(8,632)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(48,341)	$(27,358)	$(9,383)	$(8,632)

NET LOSS PER SHARE:BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:BASIC AND DILUTED	55,058,006	55,058,006	55,058,006	55,058,006

The accompanying notes are an integral part of these unaudited financial statements.

OMNIA WELLNESS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31,2020 AND 2019

UNAUDITED

			ADDTIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balances, March 31,2019	55,058,006	$55,058	$(24,923)	$(44,167)	$(14,032)

Forgiveness of debt from related party	-	-	14,699	-	14,699

Net loss	-	-	-	(4,068)	(4,068)
Balances, June 30, 2019	55,058,006	55,058	(10,224)	(48,235)	(3,401)

Net Loss	-	-	-	(14,658)	(14,658)
Balances, September 30, 2019	55,058,006	55,058	(10,224)	(62,893)	(18,059)

Net Loss	-	-	-	(8,632)	(8,632)
Balances, December 31,2019	55,058,006	$55,058	$(10,224)	$(71,525)	$(26,691)

Balances, March 31, 2020	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)

Net loss	-	-	-	(18,853)	(18,853)
Balances, June 30, 2020	55,058,006	55,058	(10,224)	(96,700)	(51,866)

Net loss	-	-	-	(20,105)	(20,105)

Balances, September 30, 2020	55,058,006	55,058	(10,224)	(116,805)	(71,971)

Net loss	-	-	-	(9,383)	(9,383)

Balances, December 31, 2020	55,058,006	$55,058	$(10,224)	$(126,188)	$(81,354)

The accompanying notes are an integral part of these unaudited financial statements.

OMNIA WELLNESS INC.

STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended December 31,	For the nine months ended December 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(48,341)	$(27,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	201
Changes in assets and liabilities
Accounts payable	—	(791)
Accrued expenses	38,826	8,856
Net cash used in operating activities	(9,515)	(19,092)

Cashflows From Financing Activities
Loans from third party	5,443	3,340
Loans from shareholders	4,072	—
Forgiveness of debt to related party	—	14,699
Net cash provided by operating activities	9,515	18,039

Net Decrease in Cash	—	(1,053)

Cash-Beginning	—	1,053

Cash-Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

OMNIA WELLNESS INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND OPERATIONS

Omnia Wellness Inc. (the “Company”) was incorporated in Nevada on March 2, 2016 under the name Glolex Inc. The Company’s business was originally to provide a web based, round-the-clock, online legal consulting advice service.

As of June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director, sold all of his shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 14,744,687 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of the Common Stock in a series of private transactions, resulting in Mr. Samad owning approximately 95.6% of the issued and outstanding shares of Common Stock. As part of this transaction, $14,699 that was loaned to the Company by Mr. Charniak was forgiven.

On March 5, 2020, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to, among other things, (i) increase the Company’s authorized shares of Common Stock from 75,000,000 to 100,000,000, (ii) create and authorize 10,000,000 shares of “blank check” preferred stock, and (iii) effect a 1:12.6374 forward stock split of the Common Stock. In addition, on March 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from Glolex Inc. to Omnia Wellness Inc. All shares amounts are retroactively adjusted to reflect the forward split.

On April 20, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Omnia Wellness Corporation, a Texas corporation (“Omnia Corp.”) and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of common stock, no par value, of Omnia Corp. (the “Omnia Corp. Shares”). The transactions contemplated by the Exchange Agreement (collectively, the “Acquisition”) were consummated on January 5, 2021, and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding Omnia Corp. Shares were exchanged for shares of Common Stock based on the exchange ratio of one share of Common Stock for every one Omnia Corp. Share. Accordingly, the Company acquired 100% of Omnia Corp. in exchange for the issuance of shares of Common Stock and Omnia Corp. became the Company’s wholly-owned subsidiary. As a result of the closing of the Acquisition (the “Closing”), Mr. Amer Samad, formerly the Company’s sole director and executive officer, cancel 52,656,888 shares of Common Stock owned beneficially and of record by him as part of the conditions to Closing.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended December 31, 2020 and 2019. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s financial statements for the year ended March 31, 2020, which contain the audited financial statements and notes thereto, for the years ended March 31, 2020 and 2019 included within the Company’s Form 10-K filed with the SEC on July 14, 2020. The interim results for the nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending March 31, 2021 or for any future interim periods.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit, a net loss and net cash used in operating activities for the reporting period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management’s plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock, convertible debt or loans from shareholders or third parties. We cannot assure you we will be successful in meeting our working capital needs. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by any of our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds to finance operations.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4– LOANS PAYABLE

From time to time, stockholders have loaned funds to the Company to meet its expenses. As of December 31, 2020 and March 31, 2020 the Company owed stockholders an aggregate of $10,618 and $6,546, respectively.

From time to time, third parties have loaned funds to the Company to meet its expenses. As of December 31, 2020 and March 31, 2020, the Company owed third parties an aggregate of $17,443 and $12,000.

The indebtedness primarily relates to advances to the Company either from shareholders or from Omnia Corp. to pay for third party service providers so the Company remains in compliance with its reporting obligations under the Securities Act of 1934, as amended, and other legal requirements. The indebtedness does not have a maturity date and none of the terms have been finalized as between the Company and the lenders.

As part of the purchase of a controlling interest in the Company by Mr. Amer Samad from Mr. Maksim Charniak, as of June 25, 2019, $14,699 that was loaned to the Company by Mr. Charniak was forgiven. This transaction was recorded as a contribution to equity in the amount of $14,699 in the three month period ended June 30, 2019 and the year ended March 31, 2020.

NOTE 5 – SUBSEQUENT EVENTS

See Note 1 – Organization and Operations, for information on the Acquisition, the Closing of which took place on January 5, 2021.

Pursuant to the Exchange Agreement for the Acquisition whereby Omnia Corp. became a wholly-owned subsidiary of the Company, each holder of Omnia Corp. shares outstanding immediately prior to the Closing received shares of the Company’s common stock in exchange therefore based on a one-for-one exchange ratio, with all fractional shares rounded up to the nearest whole share. Accordingly, the Company issued 2,500,000 and 2,250,000 shares of its common stock to M. Jainal Bhuiyan, a director and executive officer of the Company, and Nikolay Kukekov, a director of the Company, respectively, 750,000 shares of its common stock to Lifestyle Healthcare LLC, an affiliate of Dr. Kukekov, and 4,500,000 shares of its common stock to Lexxus, LLC, an affiliate of Steve Howe, the Executive Chairman and a director of the Company. Furthermore, at the closing of the Acquisition an aggregate of $500,000 principal amount of convertible promissory notes of Omnia Corp. converted in accordance with their terms into an aggregate of 1,269,665 shares of the Company’s common stock. Of such shares, 729,730 were issued to Dr. Kukekov, and 539,935 were issued to Mr. Bhuiyan, or their respective affiliates. Also as of the closing of the Acquisition, Mr. Samad, formerly the Company’s sole director and executive officer, agreed to cancel 52,656,888 shares of the Company’s common stock owned beneficially and of record by him as part of the conditions to closing.

On January 26, 2021, the Company entered into a convertible promissory note for $250,000 (the “Loan”). The Loan has an original principal amount (OID) of $275,000. The Loan will be payable on July 21, 2021. All of the outstanding principal amount on the Loan shall convert into common stock of the Company at any time before the maturity date, at the option of the Lender, at a 15% discount to a price based on daily volume weighted average price of the Common Stock during the twenty-trading day period ending on the latest complete trading day prior to the conversion date. The Loan contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of the Loan.

On February 3, 2021, the Company entered into an Extension to a Promissory Note (the “Extension”) effective as of January 31, 2021, with an existing lender, which extended the maturity date of the loan with the lender in the principal amount of $500,000 to January 31, 2022. The Extension also provided that the lender can demand a one-time early repayment of the existing loan at any time prior to the maturity date. As consideration for the Extension, the Company issue to the Lender 20,000 shares of Common Stock.

On February 8, 2021, the Company borrowed $140,000 pursuant to a 20% Note due on May 31st, 2021, with an issue date of February 2, 2021 (the “Note”). The Note contains customary events of default, which, if uncured, entitle the investor to accelerate the due date of the unpaid principal amount of the Note, and the outstanding balance shall increase to 120% of the outstanding balance immediately prior to the event of default. Nickolay Kukekov, a director of the Company, has agreed to personally guarantee the payments of all amounts under the Note.

On or about February 9, 2021, the Company issued 177,650 shares of common stock for the conversion of a note payable of approximately $320,000 in principle plus accrued interest.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements included in this Form 10-Q, relate to the financial results of Omnia Wellness Inc. as of December 31, 2020 and prior to the Acquisition (as defined below). Accordingly, it does not reflect material events that took place subsequent to December 31, 2020 in January and February 2021 or the financial results of Omnia Corp. (as defined below) for the period ended December 31, 2020. We intend to file such financial results separately in accordance with the rules and regulations of the Securities and Exchange Commission.

We were incorporated in the State of Nevada on March 2, 2016 under the name “Glolex Inc.” Our business was originally to provide a web based, round-the-clock, online legal consulting advice service.

As of June 25, 2019, Maksim Charniak, our then sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to our Board of Directors. Mr. Samad also purchased 14,744,687 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split) of our common stock in a series of private transactions, resulting in Mr. Samad owning 52,671,888 shares (as adjusted to reflect the Company’s March 5, 2020 1:12.6374 forward stock split), or approximately 95.6% of the issued and outstanding shares of our common stock.

On April 20, 2020, we entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Omnia Wellness Corporation, or Omnia Corp., and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of capital stock of Omnia Corp. The transactions contemplated by the Exchange Agreement, which we refer to as the Acquisition, were consummated on January 5, 2021, and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of Omnia Corp., no par value, or the Omnia Corp. Shares, were exchanged for shares of our common stock, based on the exchange ratio of one share of our common stock for every one Omnia Corp. Share. Accordingly, we acquired 100% of Omnia Corp. in exchange for the issuance of shares of our common stock and Omnia Corp. became our wholly-owned subsidiary. Pursuant to the Exchange Agreement for the Acquisition whereby Omnia Corp. became a wholly-owned subsidiary of the Company, each holder of Omnia Corp. shares outstanding immediately prior to the Closing received shares of our common stock in exchange therefore based on a one-for-one exchange ratio, with all fractional shares rounded up to the nearest whole share. Accordingly, we issued 2,500,000 and 2,250,000 shares of our common stock to M. Jainal Bhuiyan, a director and executive officer of the Company, and Nikolay Kukekov, a director of the Company, respectively, 750,000 shares of our common stock to Lifestyle Healthcare LLC, an affiliate of Dr. Kukekov, and 4,500,000 shares of our common stock to Lexxus, LLC, an affiliate of Steve Howe, the Executive Chairman and a director of the Company. Furthermore, at the closing of the Acquisition an aggregate of $500,000 principal amount of convertible promissory notes of Omnia Corp. converted in accordance with their terms into an aggregate of 1,269,665 shares of our common stock. Of such shares, 729,730 were issued to Dr. Kukekov, and 539,935 were issued to Mr. Bhuiyan, or their respective affiliates. Also as of the closing of the Acquisition, Mr. Samad, formerly our sole director and executive officer, agreed to cancel 52,656,888 shares of our common stock owned beneficially and of record by him as part of the conditions to closing.

The Company has generated no revenue for the nine months ended December 31, 2020.

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

Comparison of Nine and Three Months Ended December 31, 2020 and 2019

General and administrative expenses were approximately $ 9,383 and $48,341 for the three and nine months ended December 31, 2020, respectively, compared to approximately $8,632 and $27,358 for the same periods in 2019. We believe that our general and administrative expenses will increase over time as a result of the Acquisition and otherwise advance our programs, increase our headcount and operating activities and incur expenses associated with being a public company.

Our net (loss) for the nine and three months ended December 31, 2020, was ($48,341) and ($9,383) compared to a net loss of ($27,358) and ($8,632) during the nine and three months ended December 31, 2019. During the fiscal quarter ended December 31, 2020 and fiscal years ended March 31, 2020 and 2019, respectively, the Company did not generate any revenue.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at December 31, 2020 compared to March 31, 2020.

	December 31, 2020	March 31, 2020
Total Assets	$—	$—
Total Liabilities	$81,354	$33,013
Working Capital (Deficit)	$(81,354)	$(33,013)

During the nine months ended December 31, 2020, the Company had cash used in operating activities of ($9,515).

As of December 31, 2020, we had cash of $0 and had a working capital deficit of ($81,354). We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock, convertible debt or loans from shareholders or third parties. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

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

Should we not be able to continue to secure additional financing or funding when needed, we may be required to cease the administrative functions necessary to remain in good standing, to remain reporting under the Securities Act of 1934, to identify and acquire other assets of operations or to operate our business, any of which would have a material adverse effect on the value of any investment in our Company.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of ($126,188) and had a working capital deficit of ($81,354) at December 31, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three and nine months ended December 31, 2020. Net cash flows used in operating activities was and ($9,515) in the nine months ended December 31, 2020, compared to and $(19,092) for the same period in 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans, advancements or the issuance of equity and debt instruments. For the three and nine months ended December 31, 2020, net cash from financing activities was and $9,515, compared to $18,039 for the same period in 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that review and evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, for the following reasons:

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Steve R. Howe, Principal Executive Officer and Principal Financial Officer)
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Steve R. Howe, Principal Executive Officer and Principal Financial Officer)
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February, 2021.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman and Director
(Principal Executive, Financial and Accounting Officer)

