Form 10-K
period 2021-03-31
OMNIA WELLNESS INC.
filed 2021-07-30
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-211986

OMNIA WELLNESS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 18th Street

Suite 3000

Denver, Colorado 80202

(Address including zip code of registrant’s Principal Executive Offices)

(303) 325-3738

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $9,691,463.40.

Common stock outstanding as of July 28, 2021: 224,227,107 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “will”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 11 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

i

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company” and “Omnia” refer to Omnia Wellness Inc., including our directly and indirectly wholly-owned subsidiaries and, unless the context otherwise requires, the historical business, financial statements and operations of Omnia are of Omnia Wellness Corporation (formerly known as Bed Therapies Inc.), a Texas corporation (“Omnia Corp.”) which became a wholly-owned subsidiary of the Company on January 5, 2021.

PART I

Item 1. Business

Corporate History and Background

The Company incorporated as a Nevada corporation on March 2, 2016 by the filing of articles of incorporation with the Secretary of State of the State of Nevada under the name Glolex, Inc.

On June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director and the owner of 3,000,000 shares (pre-stock split) of the Company’s common stock, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,167,937 shares (pre-stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 4,167,937 shares (pre-stock split) of the Company’s common stock, or approximately 95.6% of the issued and outstanding common stock of the Company.

On March 5, 2020, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to, among other things, (i) increase the Company’s authorized shares of common stock from 75,000,000 to 100,000,000, (ii) create and authorize 10,000,000 shares of “blank check” preferred stock, and (iii) effect a 12.6374:1 forward stock split of the common stock. In addition, on March 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from Glolex Inc. to Omnia Wellness Inc. On April 15, 2020, the stock of the Company began trading on the OTC Pink market under the symbol “OMWS”.

On April 17, 2020, we entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Omnia Wellness Corporation (formerly known as Bed Therapies Inc.), a Texas corporation (“Omnia Corp.”), and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of capital stock of Omnia Corp. The transactions contemplated by the Exchange Agreement were consummated on January 5, 2021, and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of Omnia Corp., no par value, or the Omnia Corp. Shares, were exchanged for shares of our common stock, par value $0.001 per share, based on the exchange ratio of one share of our common stock for every one Omnia Corp. Share. We refer herein to the transactions contemplated by the Exchange Agreement, collectively, as the Acquisition. Accordingly, we acquired 100% of Omnia Corp. in exchange for the issuance of 10,000,000 (not adjusted to reflect our 15:1 forward stock split on April 6, 2021) shares of our common stock and Omnia Corp. became our wholly-owned subsidiary. As of the closing of the Acquisition (the “Closing”), Mr. Samad, resigned as an officer and director of the Company and agreed to cancel 52,656,888 (pre-stock split) shares of our common stock owned beneficially and of record by him as part of the conditions to Closing, which were cancelled immediately following the Closing. The Company also issued an aggregate of 1,269,665 (pre-stock split) shares of common stock on January 5, 2021 as a result of the conversion in accordance with their terms of outstanding convertible promissory notes in the aggregate principal amount of approximately $539,000.

As of immediately prior to the closing of the Acquisition, we entered into an Assignment and Assumption Agreement with RZI Consulting LLC (the “Assignment Agreement”), pursuant to which RZI Consulting LLC assumed substantially all of our remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, we had no assets or liabilities (other than relating to general and administrative expenses).

Following the Acquisition, the Company, through its wholly-owned subsidiary Omnia Corp., now develops and markets products for wellness and physical therapy markets, using patented dry-hydro therapy equipment that the Company plans to offer and sell in medical and fitness markets.

On April 6, 2021, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) increase the Company’s authorized shares of common stock from 100,000,000 to 1,500,000,000, (ii) increase the Company’s authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000, and (iii) effect a 1:15 forward stock split of the common stock.

Our principal executive office is located at 999 18th St., Suite 3000, Denver, CO 80202, and our telephone number is 303-325-3738. Our website address is www.omniawellness.com. The information on our website is not part of this Annual Report on Form 10-K.

Business Plan

The Company’s post-Acquisition mission is to redefine the massage industry by introducing affordable, “on demand” massage memberships through a network of retail locations, which we refer to as Relaxation Centers, which feature a patented, touchless SOLAJET™ massage, a technology equivalent to hands-on massage. The Company seeks to become the leading provider of therapeutic massage and the most recognized brand in the massage category through the rapid and focused expansion of Relaxation Centers in key markets throughout the U.S. and Europe. The goal is not only to capture a significant share of the existing market but also to expand the massage market as a whole by attracting a large segment of potential customers who are averse to human touch.

The Company plans to introduce a disruptive business model into the traditional massage industry by delivering the important benefits of massage in a more affordable and convenient way. The Company has created a unique and expandable business model that the Company believes breaks through the main barriers of massage which include cost, scheduling, and quality/consistency.

Central to the Company’s business plan is the creation of Relaxation Centers, which are premium, spa-like locations that can be located, and an appointment booked, by customers or “members” using a smartphone app or the web (massage on demand). The Company expects that each Relaxation Center will have an average of ten patented dry-hydrotherapy SOLAJET™ massage systems where customers will receive a private, deeply relaxing, consistent and therapeutic massage. The Company believes that the experience is equal to a traditional hands-on massage provided by an experienced, licensed masseuse. The SOLAJET™ massage systems are designed to permit customers to control virtually every aspect of the massage session by the touch of a button.

The Company’s retail membership model is currently based upon a price from $5 to $10 per fifteen minute session. The Company believes that the combined experience of deep tissue massage, therapeutic heat and proprietary wave therapy is so significant, the effects of a one hour hands-on massage can be felt in as little as one fifteen minute session. Due to this technology advantage, the Company expects to operate the Relaxation Centers with a minimal amount of staffing, as well as potentially franchise Relaxation Centers to third parties to enhance the rate of growth. Based on projected usage rates determined by us after multiple years of product development and market testing, the Company estimates that a single SOLAJET™ massage system may generate approximately $60,000 in annual revenue with a target gross margin of approximately 60%.

Research and Development

To develop our proprietary technology and prepare our product for commercialization, Omnia Corp. and its founder and affiliates have spent multiple years designing and placing over 500 units in high volume usage commercial settings. This product verification program was important to validate the product’s reliability, performance, consumer features and production capacity. The Company does not incur material research and development expenses.

Manufacturing

The Company outsources its manufacturing pursuant to a Contract Services Agreement with DryRX, LLC dated as of January 1, 2020, which replaced and superseded the Contract Services Agreement with DryRX, LLC dated as of July 22, 2018 which expired in accordance with its terms. The Contract Services Agreement, among other things, provides that DryRX shall provide manufacturing and support services on behalf of the Company, and shall be responsible for the manufacturing oversight and production operations of the Company’s products. In return, the Company is obligated to pay to DryRX a fee equal to 10% of net sales less cost-of-goods-sold and all expenses associated with the services. DryRX is owned and controlled by Steve Howe’s brother.

Market Analysis

The global health and wellness industry had revenue of over $4.5 trillion per year prior to the COVID-19 pandemic and, assuming the pandemic wanes in 2021 as a result of available vaccines and the global, national and local economies rebound, will continue to afford great opportunities for companies that offer innovative solutions to the challenges faced by our aging population. Now more than ever, people suffer from tension/stress, chronic pain, lack of exercise and a broad range of conditions which may be alleviated or treated by massage. Leading healthcare professionals generally agree that massage not only feels good, but can be very good for a user’s health. Massage therapy is estimated to be a $45 billion per year industry worldwide, according to Associated Bodywork & Massage Professionals. Furthermore, the American Massage Therapy Association (AMTA) estimates that massage therapy was a $18 billion industry in the U.S. alone in 2018. By comparison, in 2005, massage therapy was projected to be a $6 to $11 billion a year industry. Between July 2017 and July 2018, surveys indicated that roughly 47.5-63.6 million adult Americans (19%-28%) had a massage at least once, and U.S. massage customers receive about 230 million massages a year at an average price of $65.00 per massage (not including customary tip).

The Company believes that its technology has been and will continue to be embraced by some of the leading professionals in the wellness market. The Company has received testimonials which describe experiences ranging from how the product has made a big difference in daily personal lives to how commercial providers have enjoyed significant profits by charging for clients to use our deeply relaxing and therapeutic technology.

The Company did see a decrease in sales/leases of its available products during 2020 which it believes is a direct result of the COVID-19 pandemic, as gyms and other locations were closed and communities and individuals were quarantined for parts of the year. The Company did start to see indicators late in the third quarter of 2020 and early in the fourth quarter of 2020 that business was starting to pick up again on the medical side. The Company believes that as gyms, chiropractors and other medical facilities begin to open to larger capacities after vaccinations become more widespread, the Company’s products will be a better option for the locations due to the ability to be “touchless,” which has become more necessary over the last year due to the COVID-19 pandemic. Furthermore, the SOLAJET™ massage system allows the option of getting a treatment without being in a room with another person. Management believes that this will allow an additional way to market the beds over the next several years.

Products and Services

SOLAJET™ Massage System

The SOLAJET™ massage system is a patented and unique touch-less treatment that helps reduce pain, improve range of motion, revive and rejuvenate the body. Inside the system, a powerful traveling water jet performs a relaxing full body Endo-Kinetic™ treatment but is also able to isolate to any part of the body at the touch of a button. Highlights include:

●	Rated equivalent to hands-on massage therapy, and 8 to 1 over a hot tub or massage chair experience based on Company-administered trials and surveys.

●	Deep tissue penetration, therapeutic heat and a flushing body “wave” motion combine 3 therapies in one, delivering a similar feeling of an hour long traditional massage in as little as 15 minutes.

●	Users remain clothed and dry. No oils, disrobing or getting wet.

●	SOLAJET™ massage system features a full body massage with user controlled programs, pressure and custom adjustments via a touch screen controller or smartphone app.

●	Company-administered surveys have suggested a 93% interest in continued use, and the system also appeals to a significant percentage of the population who will not normally seek a massage because they do not like personal touch.

AQUAVIVE™ Recliner System

The AQUAVIVE™ Recliner System, expected to be introduced in 2021, is a first in class, zero-gravity platform that uses water infused chambers to stimulate, soothe and compress soft tissue, delivering massage-like feeling while being able to rapidly vary temperature from 50 to 95 Degrees in approximately 1 minute. Highlights include:

●	Rapid cooling or heating at the touch of a button;

●	Water roller system to ensure comfort and effective massage;

●	Painless massage patterns mimic hand motion; and

●	Seamless/sanitary cover system for simple disinfection between uses.

Relaxation Centers

The Company’s business model is to create a national chain of BodyStop® “Relaxation Centers”. Earlier Company focus groups have shown that individuals introduced to the proposed BodyStop® Relaxation Center concept had a high interest in the services offered. The Company also had similar results selling SOLAJET™ memberships in commercial settings with a compelling conversion rate for users to purchase a monthly massage membership. The Company believes this is a strong indication that retention or membership sales will be high once consumers experience a SOLAJET™ massage in a relaxing and stress-free environment. The Company’s first BodyStop® location is currently under construction on Long Island, New York, with an expected opening date of August 1, 2021.

The Company intends to offer the following at each SOLAJET™ location:

●	Luxurious feeling, open and “stress free” environment.

●	Relaxing pre-massage/recovery area provides the soothing tone of relaxation with an arrangement of colors, scents, lighting and décor.

●	Privacy massage rooms for security and mental relaxation.

●	“Hydration stations” - customizable energy water dispenser to help relax and replenish the body after massage.

●	Sign-up/Sign-in kiosk – Registration will be done through a smartphone app, the internet or an in-store kiosk. The in-store kiosk will also be available to learn more about SOLAJET™.

●	Consumers are able to control the massage and where to focus force via a control panel.

●	SOLAJET™ “No Tip” policy creates a high value, cashless retail environment.

●	Approximately ten SOLAJET™ massage systems.

For the Relaxation Centers, the Company plans to test the names, product branding and marketing using professional marketing agencies and intends to hire consultants to develop the store layout and associated marketing concepts. The locations are intended to represent a “human oasis” or an affordable “recharge station” for our stressed-out world. The Company intends to work closely with its franchise consultants during the testing and modeling of the centers to make certain any franchise offering has the best opportunity to be successful.

Furthermore, the value proposition for each member of the Company’s Relaxation Centers is expected to be as follows:

●	A new therapeutic massage experience with wider appeal than traditional massage;

●	Affordable monthly membership program – making the luxury of a regular massage attainable;

●	Convenient booking system making massage “on-demand”;

●	Convenient locations;

●	Relaxing and welcoming atmosphere;

●	High customer service focus – minimal staff administrative burden allows center employees to focus a majority of their time of service and hospitality; and

●	User friendly control system using touch-screens to manage the “touchless” massage system.

Other Products and Offerings

The Company intends to introduce from time to time other products and service offerings. For instance, the Company is intending to introduce the SolaProTM mobile deep-tissue massage gun, which it believes will provide superior soft tissue treatment when compared to other products on the market.

Plan of Operations

The Company intends to implement an aggressive go-to-market plan intended to validate its business model, including to:

●	Engage a professional branding and marketing group to develop the Company’s Relaxation Center’s name and marketing collateral (print, web, mobile and social media).

●	Employ a design consultant to properly design the Relaxation Centers’ layout, theme, lighting and structure.

●	Secure a real estate specialist to determine proper retail locations based on population, demographics and foot traffic.

●	Initially launch three Relaxation Centers in the Denver Metro area (or a similar metropolitan area) to validate the business model.

Furthermore, the Company plans to market the pre and post-launch of its Relaxation Centers by:

●	Driving customer flow to the Relaxation Centers by building brand awareness through conveniently located, highly visible locations and by using traditional retail-oriented marketing and customer acquisition techniques and by participating in community awareness events.

●	Heavily promoting “free massages” as an attractive means to drive traffic to the locations for the prospective customer’s first trial massage. We believe that the history of user usage patterns predicts a high retention or desire for ongoing use once someone experiences the SOLAJET™ massage in a Relaxation Center.

●	Developing a social media presence.

●	Creating media and public relations exposure.

After the Company’s Relaxation Centers have been in service for a reasonable test period, management plans to evaluate each location’s results and determine the proper course of action for the identification and installation of future locations. If results from the test market demonstrate that the concept is profitable and scalable, the Company intends to build up the headquarter organization and expects to open approximately 50 to 100 company owned Relaxation Centers in the U.S. within the following 12 - 24 months, subject to the availability of funds.

Once the U.S. organization has been established, the Company expects to expand first into Europe. The Company’s target is to have 1,000 Relaxation Centers in the U.S. and additional locations in Europe, within 6-8 years after the initial launch. The Company believes that there will be opportunities to expand the business into other areas worldwide, if and when the Company has the resources available.

In addition to a national chain of company-owned BodyStop® Relaxation Centers, the Company is considering franchising the Relaxation Centers, and sell SOLAJET™ memberships in commercial settings through the purchase of monthly massage memberships. Along with the retail and commercial elements of the business plan, the Company expects to launch a medical rental program targeting physical therapists and chiropractors, which we believe removes the cost factor that would otherwise prevent practitioners from purchasing our products - a major barrier of entry. Our first beta franchise center is expected to open in the fourth quarter of 2021.

Revenue Share Model

The Company has also tested, and now offers, the installation and operation of a smaller version of the Relaxation Centers in a limited number of the nation’s leading health and fitness clubs. For instance, the Company and LA Fitness have opened the initial BodyStop® Center located in LA Fitness, Mission Viejo, California in January 2019, and a second location in Irvine, California opened in July 2019. Once the Company has confirmation of the financial assumptions, the Company’s current plan is to open up this smaller version of the BodyStop® Relaxation Centers in 100 to 300 LA Fitness centers. Due to Covid related shutdowns in California in 2020, the expansion plans were delayed. In June 2021, the Company and LA Fitness entered into a new license agreement to expand the number of modalities offered at each LA Fitness location where the Company was operating prior to the Covid shut down and to expand the same package of modalities to other locations as well. The new license provides for LA Fitness sales and training personnel to sell BodyStop® memberships along side LA Fitness memberships. The licensee fee arrangement has been converted from a fixed monthly fee to a percentage of the gross profit revenue. Our value proposition to this and other potential partnerships include:

●	No capital investment by the fitness partner, as the Company will install and own the beds;

●	Profitability drivers utilizing existing members or traffic, assisted by co-marketing with our partner;

●	Service and support by the Company;

●	Turn-key marketing support;

●	Kiosk enrollment and operation; and

●	The Company shares the revenue with the partner, in the range of 60% to 70% of gross revenue to the Company and 30% to 40% to the partner.

Target Customers

Potential retail target customers for the SOLAJET™ massage experience include the following:

●	Employees exposed to high levels of stress;

●	Sedentary workers;

●	Manual and strenuous labor employees;

●	Seniors;

●	Overweight individuals; and

●	Individuals with chronic pain/disabilities.

The Company expects the physiological massage experience, the center’s relaxing environment, ongoing massage education and overall financial value to resonate well with potential consumers, creating a strong consumer brand and loyal members.

The Company plans to create a focused marketing plan targeting specific segments of the population. The emphasis of the marketing messages will be on the specific benefits of consistent massage as a means of providing long term and short term health benefits.

We are also building a business unit to focus on the healthcare and wellness professional market, to sell or rent SOLAJET™ massage systems to professionals, with the initial focus on the chiropractic and physical therapy industries where pricing and terms can range from $600-$800/month per rental to approximately $20,000 for purchase.

Competition

We intend to compete with private spas and massage centers. Companies within the traditional massage market historically have been highly fragmented. Recently, national and regional massage chains have emerged offering discounted pricing for a monthly massage commitment. Top chains include: Massage Envy®, Zen Massage®, Massage Heights®, and Hand & Stone®. These chains attempt to “standardize” the massage category by assuring customers a licensed massage at a predictable price to secure continued usage.

Commercial competition includes four main competitors who are solely focused on selling water-based massage systems into the medical and leisure markets. Each command a high sales price of $15,000 - $35,000, and management believes that its competitors offer inferior massage experiences compared to the SOLAJET™ massage system. To date, based on publicly available information, none have initiated a relaxation center or franchise model and each are focused on growing and expanding the dry-hydrotherapy segment, primarily in the fitness market.

Some of our expected competitors currently have significantly greater resources than we do, have previously validated their business plan and launched their business, and have may greater resources for product development, sales and marketing, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that we may not be able to provide.

We intend to compete based on pricing, convenience and superior products and experience.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection of our products restricts competitors from duplicating these unique designs and features. To protect our proprietary secrets and competitive technologies, we have obtained and are seeking to further obtain patent, trade secret, trademark and other intellectual property protection on our products whenever appropriate. As of the date hereof, the Company holds the following patents or pending patents through its exclusive license with Drywave Technologies USA, Inc. described further below:

Description	Patent No.	Date Issued	Expiration
Systems and Methods for Providing Dry Hydrotherapy to a Reclined Human Subject	7,311,683	December 25, 2007	December 25, 2027

Dry Hydrotherapy Bed	D662,211	June 19, 2012	June 19, 2026

Water Encapsulated and Mechanical Hybrid Body Massage Chair with Rapid Heating and Cooling Control	U.S. Provisional Application, Serial No. 62/862,777, filed on June 18, 2019	Pending	Pending

Trademarks include SOLAJET™, MassageWave®, BodyStop®, AquaVive® and several related URLs.

In addition to the patents, there are a number of proprietary processes in the design, assembly and manufacturing of the SOLAJET™ massage system. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is important to success. Our basic patent strategy is to augment our current portfolio by applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in–part and international patents have been filed. Patent applications related to our proprietary aqua roller system, rapid heating and cooling systems have been filed.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

On April 30, 2019, Omnia Corp. entered into a worldwide exclusive license with Drywave Technologies USA, Inc., which is the owner or exclusive licensee of certain of the technology, patent and other intellectual property rights, and know-how related to our dry hydrotherapy massage products. Pursuant to the terms and conditions of the license agreement, the Company received intellectual property rights to manufacture, use, and offer for sale all the products related to the patents and trademarks for dry hydrotherapy therapy technologies. The license fee to acquire the technology is $2,000,000, all of which has been paid. The Company is also obligated to pay to Drywave a royalty of 3% of net sales beginning May 1, 2020 and continuing for the longer of the period in which there are valid patent claims or ten years. Drywave is wholly-owned by Steve Howe, our Executive Chairman.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. Although we have conducted freedom of use patent searches no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Government Regulation

Regulation by governmental authorities in the United States and foreign countries can be a significant factor in the development, manufacture and marketing of health related products. Currently, other than a Class I medical device registration form and annual fee payment, none of our products require formal regulatory approval by governmental agencies prior to commercialization. Class I medical devices are those products deemed to be low-risk, and as such are subject to the least amount of regulatory control. As a business strategy, we intend to conduct some key clinical studies to provide a basis to make medical claims regarding the use of our SOLAJET™ and AQUAVIVE™ products.

Employees

As of July 28, 2021, we had 16 full-time employees. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. We also use the services of consultants as-needed from time to time. We are subject to labor laws and regulations within our locations in the U.S. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

SEC Filings

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current event reports on Form 8-K, and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, information statements, and other information regarding issuers that file electronically with the SEC. You can read our SEC filings over the internet at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business and Financial Status

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

We may not be successful in carrying out our business objectives. The revenue and income potential of our business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in our business. There is a substantial risk that we will not be successful in fully implementing our business plan, or if initially successful, in thereafter generating material operating revenues or in achieving profitable operations.

Since inception, we have not established any material and recurring revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even if we successfully develop and market our products and business plan, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

We are at an early stage of marketing and sales and we have commercial products with limited sales history.

Our efforts may not lead to commercially successful products, for a number of reasons, including that:

●	our products may not be accepted by the individuals or commercial customers;

●	we may not have adequate financial or other resources to complete the development and commercialization of our products; and any products that are sold may not be accepted or may have significant competition in the marketplace.

●	If sales of our projects are delayed, we may have to raise additional capital or reduce or cease our operations.

We may never become profitable.

To become profitable, we must successfully develop, manufacture and market our existing and planned products, either alone in on conjunction with possible collaborators. We may never have any significant recurring revenues or become profitable. In order to become profitable, broad acceptance of dry hydro massage service is necessary along with our ability to successfully acquire enough paying members within nine months of a location’s opening and limit customer attrition to make them profitable, and there can be no assurance that we will attain this goal.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations will consume substantial amounts of cash. We expect that our monthly cash used by operations will continue to increase for the next several years. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, commercial acceptance of our products, our operating performance and the terms of our existing indebtedness. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of then existing stockholders will be reduced. In addition, any such transaction may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges that rank senior to those of our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition. If we do not obtain adequate short-term working capital and permanent financing, we would have to curtail our development and production activities and adopt an alternative operating model to continue as a going concern.

In 2020, the Coronavirus outbreak was declared a pandemic by the World Health Organization and may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The outbreak of the Coronavirus (“COVID-19”) continues to grow both in the U.S. and globally, and related government and private sector responsive actions may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly and continually evolving.

Ongoing significant reductions in business related activities could result in further loss of projected sales and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

These recent global health concerns are materially impacting our planned roll-out of Relaxation Centers and of partnerships with health and fitness clubs, medical offices and physical therapy centers, which if not soon alleviated will have a material adverse effect on our business and our results of operation and financial condition. We may be unable to successfully secure new locations for our products due to COVID-19 shutdowns or other limitations, and there can be no assurances that we will be able to open new Relaxation Centers or further expand sites in which our dry-hydrotherapy SOLAJET™ massage systems are located.

As COVID-19 continues and persists for an extended period of time, we expect there will also be significant and material disruptions and delays in the manufacturing and shipment of our products, which may then also have a material adverse effect on our business and results of operations.

These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, financial condition and results of operations.

We are subject to significant accounts payable and other current liabilities, which we may be unable to repay.

We have accounts payable, accrued liabilities, loans payable, interest and other liabilities of over $4.3 million as of March 31, 2021. We currently owe, or there will become due in 2021, indebtedness evidenced by promissory notes aggregating in excess of $1.27 million (exclusive of interest). We also expect to incur additional indebtedness from time to time to fund operations. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be required to be used to service such indebtedness.

●	a high level of indebtedness could increase our vulnerability to general adverse economic and industry conditions.

●	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments.

●	a high level of indebtedness may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing.

●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry, if any; and

●	any ability to convert or exchange such indebtedness for equity in the Company can cause substantial dilution to existing stockholders of the Company.

We may need to refinance or restructure all or a portion of our indebtedness and other liabilities on or before maturity. We may not be able to refinance any of our indebtedness or other liabilities on commercially reasonable terms, or at all.

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We currently owe, or there will become due in 2021, indebtedness evidenced by promissory notes aggregating in excess of $4.9 million (exclusive of interest). We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness and other liabilities or convert or exchange indebtedness for equity in the Company, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition. Furthermore, if we do not have sufficient funds and are otherwise unable to arrange financing to repay our outstanding indebtedness, our assets may be foreclosed upon, among other damages to lenders, which could have a material adverse effect on our business, financial condition and results of operation. The Company requires additional funding which it does not yet have secured and if this new funding is not received it will have a material adverse effect on our business, financial condition, and results of operation.

We received $294,066 in funding pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which is administered by the U.S. Small Business Administration, or the SBA. Under the terms of the CARES Act, loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the program. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds. We are determining to what extent some or all of the loan will be forgiven under the CARES Act, and we can give no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. To the extent that the loan is not forgiven and must be repaid, we will be subject to the same risks relating to our other indebtedness described above.

Due to our reliance on contract manufacturing or other third parties to conduct sales and marketing, we are unable to directly control the timing, conduct and expense of our product launches.

We plan to rely primarily on third parties to manufacture our products. As a result, we will have less control over the delivery of products than would be the case if we were to rely entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to produce our products. We may experience unexpected increased costs that are beyond our control. Problems with the timeliness or quality of the work of a contract manufacturing organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our product delivery, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Our competitors may develop and market products that are less expensive than our product candidates.

The markets in which we operate are highly competitive. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our products or future products or that will render our products obsolete. We expect that competition from companies in this sector will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

We have an unproven business plan.

We have an unproven business plan and do not expect to be profitable for the next several years. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as an early stage company seeking to develop and manufacture new products.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

We must be able to develop additional commercially viable products for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. We will need to develop adequate marketing capabilities in order to sell our products. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

●	the cost competitiveness of our products;

●	consumer reluctance to try a new product; and

●	consumer perceptions of our products’ safety or efficacy.

We provide warranty coverage and product recall coverage for some of our products, and we do not have historical experience to project possible warranty or recall claims and costs. If warranty or recall claims are significantly higher than our initial projections, our financial results could be adversely affected.

We provide warranty coverage for our products. We have established a warranty reserve based on our expected warranty claims, but there is no assurance that this provision will be sufficient. Therefore, our financial results could vary based upon actual experience relative to how we account for any expected warranty claims. Furthermore, a significant warranty claim or product recall could materially adversely affect our financial results.

We may not meet our development and commercialization milestones.

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable products. We cannot assure you that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our development and commercialization milestones might have a material adverse effect on our operations and the value of our stock.

Our business depends on retaining and attracting highly capable management and operating personnel.

Our success depends in large part on our ability to retain and attract qualified management and operating personnel. To retain and attract key personnel, we plan to use various measures, including employment agreements, a stock incentive plan and incentive payments for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees. We could face difficulty hiring and retaining qualified management and operating personnel. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

We may be unable to manage rapid growth effectively.

We expect to expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of growth, all of which will place a significant strain on our senior management team and our financial and other resources. Our proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage our growth effectively will require us to continue to improve our operations and our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

Credit market volatility and illiquidity may affect our ability to raise capital to finance our operations, manufacturing expansion and growth.

The credit markets have remained illiquid despite injections of capital by the Federal government and foreign governments, and banks and other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers. Companies with low credit ratings may not have access to the debt markets until liquidity improves, if at all. If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our plant expansion plans.

Risks Related to Our Intellectual Property

We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

We are and will continue to be materially dependent on a combination of patents, trade secrets, and trademarks, non-disclosure and non-competition agreements, and other intellectual property protections which will enable us to maintain our proprietary competitiveness. We may also be subject to patent litigation. Patent litigation against us can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we could potentially be involved as a plaintiff and/or as a defendant in a number of patent infringement and/or other contractual or intellectual property related actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of such litigation, we acknowledge the possibility that any such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others, which would have a material adverse effect on the financial condition of our business and on our business operations.

While we intend to defend against any threats to our intellectual property, including our patents, trade secrets, and trademarks, and while we intend to defend against any actual or threatened breaches of our non-disclosure and non-competition agreements, we may not adequately protect our intellectual property or enforce such agreements. Further, patent or trademark applications currently pending that are owned by us may not result in patents or trademarks being issued to us, patents or trademarks issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors and such patents or trademarks may be found invalid, unenforceable or insufficiently broad to protect our proprietary advantages.

Competitors may harm our sales by designing products or offering services that mirror the capabilities of our products, or the technology contained therein, without infringing our intellectual property rights. If we are unable to protect our intellectual property, it could have a material adverse effect on our financial condition and business operations.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate

Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without infringing patents or other proprietary rights of third parties. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our or our licensors’ existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our product candidates or the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have our patents declared invalid, we may incur substantial monetary damages; encounter significant delays in bringing our product candidates to market; or be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

Risks Related to Investment in our Securities

There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner.

Our common stock is currently traded on the OTC Pink market. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop.

There is limited trading in our common stock and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on an national securities exchange, which we can provide no assurance, we expect that it will continue to be listed on the OTC Pink market. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

We plan to seek listing of our common stock on the NYSE MKT or a Nasdaq exchange as soon as reasonably practicable. We may not currently meet the initial listing standards of any of those exchanges or any other stock exchange, and cannot assure you when or if we will meet the listing standards, or that we will be able to maintain a listing of the common stock on any stock exchange.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	the success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

●	a decline in the stock prices of peer companies; and

●	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

As a result, shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

Your interest in us may be diluted if we issue additional shares of common stock.

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock, which we intend to do.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

We intend to issue more shares to raise capital, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 1,500,000,000 shares of common stock and 150,000,000 shares of “blank check” preferred stock. Any additional financings effected by us, and any future conversion of existing indebtedness into our equity securities, may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the securities issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders on an as converted, fully-diluted basis. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or other securities convertible into or exchangeable for common stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

Anti-takeover provisions that may be in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

Our certificate of incorporation and bylaws may contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We do not intend to pay cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

We incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. Furthermore, our management and our independent auditors have identified certain internal control deficiencies, which management and our independent auditors believe constitute material weaknesses.

Prior to the Acquisition, Omnia Corp. was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Following the Acquisition, we must review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, in connection with the Acquisition and becoming a company that files reports with the SEC, we are required to comply with the internal control evaluation and certification requirements of Section 404 of SOX and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules. We will remain a “smaller reporting company” as long as our public float remains less than $250 million as of the last business day of our most recently-completed second fiscal quarter.

Any ineffective internal control regarding our financial reporting could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected once we become a registrant required to file registration statements with the SEC. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and as executive officers.

We will need to evaluate our existing internal controls over financial reporting against the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify other areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our common stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential material weaknesses in those controls.

Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our future reporting obligations.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Of the 224,227,107 shares of our common stock issued and outstanding as of July 28, 2021, approximately 36,016,830 shares are freely tradable without restriction by stockholders who are not our affiliates. All of the remaining shares are “restricted securities” as defined in Rule 144, and may be publicly resold subject to the limitations described in Rule 144.

In addition, in the future, we intend to file one or more registration statements on Form S-8 registering the issuance of 30,000,000 shares of common stock subject to options or other equity awards issued. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us and our business. Securities or industry analysts may elect not to provide coverage of our common stock, and such lack of coverage may adversely affect the market price of our common stock. In the event we do not secure additional securities or industry analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Risks Related to Conflicts of Interest

Our Executive Chairman may be in a position of conflict and no formal policy regarding any such potential conflicts exists.

Steve Howe, our Executive Chairman and the beneficial owner of more than 30% of our common stock, is also the sole owner of Drywave Technologies USA, Inc., which is the owner or exclusive licensee of certain of the technology, patent and other intellectual property rights, and know-how relate to our dry hydrotherapy message products. Furthermore, Mr. Howe’s brother owns a company that provides manufacturing and support services to the Company.

While there is a certain alignment of interests between the Company and Drywave Technologies in that Mr. Howe owns equity in both companies and the successful sale of the licensed products by the Company will financially benefit both companies, and therefore Mr. Howe has an interest in assuring the success of the Company, there may be instances in the future when those interests are no longer aligned. In such cases, Mr. Howe may face a conflict in selecting between the Company and Drywave Technologies. As a result, our business and results of operations could be materially adversely affected.

We have not formulated a formal policy for the resolution of such conflicts. However, any decision made by Mr. Howe will be made in accordance with his fiduciary duties, and he shall refrain from voting on any matter in which he may have a conflict of interest, all in accordance with applicable law.

The directors and executive officers of the Corporation also serve as directors and/or officers of, and investors in, other companies, and there exists the possibility for such directors and officers to be in a position of conflict.

Certain of the officers and directors of the Company are and may in the future become involved in other business activities and opportunities. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts. The Company will not share in the risks or rewards of such other ventures; however, such other ventures will compete for their time and attention, which might create other conflicts of interest. The Company does not at this time require its officers or directors to devote any particular amount of time to the Company. As a result, our business and results of operations could be materially adversely affected.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS CURRENT REPORT ON FORM 8-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

Our corporate headquarters are located at 999 18th St., Suite 3000, Denver, Colorado 80202, where we lease approximately 200 square feet on a month to month basis. Under the lease, the lease term continues for 12 months and may be terminated upon 30 days prior notice from the landlord or, by us, upon 30 days prior notice. We believe that these facilities are adequate for our current needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We believe that as may be needed, additional space can be leased in the same building we currently utilize. We do not own any real estate.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for our shares of common stock. Our common stock is currently quoted on the OTC Pink Market under the ticker symbol “OMWS” since April 15, 2020. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Prior to April 15, 2020, our common stock was quoted on the OTC Pink Market under the symbol “GLLX”. There were no trades in our common stock prior to May 27, 2019.

The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported on OTC Pink Market, but as adjusted to reflect our March 5, 2020 12.6374:1 forward stock split and our April 6, 2021 15:1 forward stock split. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarterly Period Ended	High	Low
June 30, 2020	$0.20	$0.10
September 30, 2020	$0.20	$0.12
December 31, 2020	$0.20	$0.12
March 31, 2021	$0.18	0.12

June 30, 2019	$0.13	$0.07
September 30, 2019	$0.40	$0.13
December 31, 2019	$0.28	$0.26
March 31, 2020	$0.53	$0.003

Number of Holders

As of July 28, 2021, 224,227,107 shares of our common stock were issued and outstanding, which were held by approximately 41 holders of record.

Dividends

We have never declared or paid any cash dividend. We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board deems relevant.

Penny Stock

Our Common Stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The Company is subject to the SEC’s penny stock rules.

Since the Common Stock will be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors, as defined in Regulation D promulgated under the Securities Act. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

In March 2020, our board of directors adopted subject to the closing of the Acquisition, and stockholders approved the 2020 Equity Incentive Plan.

Under the 2020 Equity Incentive Plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 2,000,000 of our common stock are reserved for issuance under the 2020 Plan. No grants under the 2020 Plan are outstanding as of March 31, 2021. The purpose of the 2020 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2020 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

The table below sets forth information as of March 31, 2021 with respect to compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	2,000,000

Equity compensation plans not approved by security holders	–	$–	–

Total	–		2,000,000

Recent Sales of Unregistered Securities

As of January 5, 2021, as a result of the Closing, pursuant to and in connection with the Acquisition, the Company issued an aggregate of approximately 10,000,000 shares of common stock to the former stockholders of Omnia Corp. All of such shares were issued with a restrictive legend that the shares had not been registered under the Securities Act. The issuance of the shares was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as an offering not involving a public offering. Each of the recipients of the shares represented that they were accredited investors and/or sophisticated.

Also as of January 5, 2021, in connection with the Acquisition, an aggregate of approximately $500,000 principal amount of convertible promissory notes of Omnia Corp. converted in accordance with their terms into an aggregate of 1,269,665 shares of our common stock. All of such shares were issued with a restrictive legend that the shares had not been registered under the Securities Act. The issuance of the shares was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as an offering not involving a public offering. Each of the recipients of the shares represented that they were accredited investors and/or sophisticated.

On February 9, 2021, the Company issued 20,000 shares of common stock to an existing lender as consideration for the extension of the maturity date of an existing loan held by such lender. Additionally, the Company issued on February 9, 2021 an additional 177,650 shares of common stock to an existing investor upon the conversion of such investor’s loan to the Company of approximately $320,000 in principal plus accrued interest. All of such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as no general solicitation was used in the offer and sale of such securities.

On or about March 15, 2021, the Company issued:

●	An aggregate of 514,392 shares of common stock to existing lenders upon the previous conversion of such lenders’ loans to the Company of approximately $925,905 in principal plus accrued interest. All such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as no general solicitation was used in the offer and sale of such securities.

●	An aggregate of 270,000 shares of common stock to existing lenders as consideration for the previous extension of the maturity dates of existing loans to the Company held by such lenders. All such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as no general solicitation was used in the offer and sale of such securities.

●	An aggregate of 247,800 shares of common stock to consultants as consideration for services provided by such consultants to the Company. The issuance of such shares was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a limited number of persons or entities as compensation for services rendered.

As of May 4, 2021, the Company issued 1,500,000 shares of common stock to an existing lender as consideration for the extension of the maturity date of an existing loan held by such lender. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as no general solicitation was used in the offer and sale of such securities.

As of June 22, 2021, the Company issued 454,545 shares of common stock to an investor pursuant to the terms of a Stock Purchase Agreement. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as no general solicitation was used in the offer and sale of such securities, and/or Regulation S promulgated under the Securities Act as the investor is a non-U.S. person and the offer was made in an offshore transaction.

On June 24, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) dated as of June 24, 2021 (the “Issuance Date”) and issued and sold to Auctus Fund, LLC (the “Investor”), a Senior Secured Promissory Note (the “Note”) in the principal amount of $650,000 (the “Capital Raise”). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note, the Company issued two common stock purchase warrants (separately, the “First Warrant” and the “Second Warrant” and together, the “Warrants”) to the Investor, each allowing the Investor to purchase an aggregate of 4,333,333 shares of the Company’s common stock (the “Common Stock”). The Second Warrant is subject to cancellation pursuant to the terms of the Note, and may not be exercised until the Trigger Date (as defined in the Second Warrant). The Warrants each have an exercise price of $0.15 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three year anniversary of the Warrants; provided, however, in the event the Company repays the Note in its entirety on or prior to the Maturity Date, the Second Warrant shall automatically expire and may only be exercised in the event it does not so automatically expire. The Warrants include a cashless exercise provision as set forth therein. The Note and the Warrants each was, and, unless subsequently registered, the shares underlying the Warrants will be, issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as no general solicitation was used in the offer and sale of such securities.

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations of the Company together with our financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward Looking Statements

The following discussion should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of this Annual Report on Form 10-K.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this circular will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

On April 17, 2020, we entered into the Exchange Agreement with Omnia Corp. and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of capital stock of Omnia Corp. The transactions contemplated by the Exchange Agreement were consummated on January 5, 2021 and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding Omnia Corp. Shares were exchanged for shares of our common stock, par value $0.001 per share, based on the exchange ratio of one share of our common stock for every one Omnia Corp. Share. Accordingly, we acquired 100% of Omnia Corp. in exchange for the issuance of 10,000,000 shares of our common stock and Omnia Corp. became our wholly-owned subsidiary. As of the Closing, Mr. Amer Samad, formerly our sole director and executive officer, agreed to cancel 52,656,888 (pre-stock split) shares of our common stock owned beneficially and of record by him as part of the conditions to Closing, which were cancelled immediately after the Closing. The Company also issued an aggregate of 1,269,665 shares of common stock on January 5, 2021 as a result of the conversion in accordance with their terms of outstanding convertible promissory notes in the aggregate principal amount of approximately $539,000.

As of immediately prior to the closing of the Acquisition, we entered into an Assignment and Assumption Agreement with RZI Consulting LLC (the “Assignment Agreement”), pursuant to which RZI Consulting LLC assumed substantially all of our remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, we had no assets or liabilities (other than relating to general and administrative expenses).

Our sole business is the business of Omnia Corp. Our management’s discussion and analysis below is based on the financial results of the combined company for the fiscal years ended March 31, 2021 and 2020. Except as otherwise indicated herein, all share and per share information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of Omnia Corp. Shares for shares of our common stock in the Acquisition. The following discussion and analysis provides information which we believe to be relevant to an assessment and understanding of the results of operations and financial condition of the Company.

We develop and market products for wellness and physical therapy markets, using patented dry-hydro therapy equipment that the Company plans to offer and sell in medical and fitness markets.

Significant Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

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

Fiscal Year Ended March 31, 2021 Compared to the Fiscal Year Ended March 31, 2020

Revenues

Total revenue was $218,874 for the year ended March 31, 2021, compared to $-0- for the year ended March 31, 2020. The increased revenue during 2021 is due to a targeted marketing program to gyms and medical facilities.

Cost of Goods Sold

Total cost of goods sold was $120,253 for the year ended March 31, 2021, compared to $-0- for the year ended March 31, 2020. The increase in cost of goods sold in 2020 was mainly due to the Company reviewing the value of obsolete items in inventory in 2020 and writing this down by charging to cost of goods sold.

Operating expenses

Total operating expenses was $1,722,161 for the year ended March 31, 2021, compared to $33,680 for the year ended March 31, 2020. There was increased depreciation and amortization, legal and professional fees, payroll expenses and general and administrative expenses in 2021 as Omnia Corp. continued to build its business, offset by lower selling and marketing expenses, related party, consulting fees, related party and impairment expense as compared to 2020 in 2021.

Interest expenses

Interest expense was $611,536 for the year ended March 31, 2021, compared to $-0- for the year ended March 31, 2020. The increase in interest expense is due to the issuance of additional promissory notes to investors in 2021.

Net Loss

The net loss for the fiscal year ended March 31, 2021 was $(2,235,075), resulting in loss per share of $(0.17), compared to net loss for the period ending March 31, 2020 of $(33,680) resulting in loss per share of $(0.00).

Liquidity and Capital Resources

We have historically funded operations through the issuance of loans, evidenced by convertible and non-convertible promissory notes. Since inception, we have raised an aggregate of $6,231,000 through the sale of such promissory notes, of which approximately $4,746,000 principal amount remains outstanding and either is currently due and continuing to accrue default interest, or will be due in 2021. Additionally, in 2020 we received funding of $294,066 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, all of which was forgiven in May 2021.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing total indebtedness of approximately $5,570,294, if not converted to equity, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, at this time, we do not have an established source of funds sufficient to cover operating costs after May 2021. Funds raised, if any, during 2021, are anticipated to fund not just repayment of existing obligations, but our ongoing operations including validating the business model for Relaxation Centers, hiring additional personnel, and expanding the revenue share model with additional facilities.

We do not currently have available funds to repay currently-due liabilities of approximately $4,296,812 or to repay indebtedness that is expected to become due in 2021, and are exploring refinancing, extending the maturity date and/or converting some or all of such indebtedness into equity.

There can be no assurance that necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Additionally, we will need additional funds to respond to business opportunities including potential acquisitions of complementary technologies, protect our intellectual property, develop new lines of business, and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that management’s plans will be successful. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.

Going Concern

The Company is commencing operations to generate sufficient revenue; however, the Company’s cash position is not currently and, in the future, may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering but can give no assurance of success. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of private offering. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2021, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 using the criteria established in “Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls. As of March 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls. As at March 31, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

As of March 31, 2021, our remediation of these deficiencies is incomplete.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Titles
Steve R. Howe	68	Executive Chairman and Director
Dr. Andrew E. Trumbach	59	Chief Financial Officer
Nickolay Kukekov	46	Director
Jainal Bhuiyan	38	President and Director

Steve R. Howe, Executive Chairman and Director. Mr. Howe has been the Executive Chairman and Director of Omnia Corp. since August 1, 2019, and has been the Executive Chairman and Director of the Company since the closing of the Acquisition. Mr. Howe is also the owner and manager of Drywave Technologies USA, Inc., which owns certain of the technologies and intellectual property licensed to us. Prior to his service with Omnia Corp., Mr. Howe served as Chairman of the Board and Chief Executive Officer of AntriaBio from its formation in 2011 to 2014 and the Chairman of the Board and Chief Executive of PR Pharmaceuticals from its formation in 1998 to 2010. Mr. Howe was a founder of Micrel Limited, Inc., a privately held drug delivery company, and served as the Chief Executive Officer for Micrel from 1987 through 1998, when it merged into PR Pharmaceuticals. Mr. Howe received his BA in Business Administration, with an emphasis on finance and accounting, from the University of Wyoming in 1974.

The Company believes that Mr. Howe is qualified to serve as Executive Chairman due to his extensive experience with building and leading companies, and as a founder of Omnia Corp.

Nickolay Kukekov, Director. Dr. Kukekov was a founder and co-managing member of the predecessor of Omnia Corp. from its formation in 2018 until its conversion into Omnia Corp. in July 2019. Upon the conversion of Omnia Corp.’s predecessor into Omnia Corp. in July 2019, Dr. Kukekov became a member of Omnia Corp.’s Board of Directors. Dr. Kukekov has served as a Director of the Company since the Closing of the Acquisition. Dr. Kukekov currently serves as member of the Board of Directors of MemoryMD, Inc. since September 2017 and as a member of the Board of Directors of Brain Scientific Inc. (which acquired MemoryMD) since September 2018. Dr. Kukekov currently serves as the managing director of HRA Capital (formerly Highline Research Advisors). Prior to forming Highline Research Advisors in 2012, Dr. Kukekov was the Managing Director of Healthcare Investment Banking at Summer Street Research from October 2010 to August 2012. In September 2009, Dr. Kukekov was a co-founder of the Healthcare Investment Banking group at Gilford Securities. From December 2007 to July 2009, Dr. Kukekov served as the managing director of Paramount BioCapital, where he ran the advisory, M&A and capital raising services for in-house private and public portfolio companies. Dr. Kukekov holds a Bachelor of Science degree in Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder and a Ph.D. in Neuroscience from Columbia University, College of Physicians and Surgeons in New York.

The Company believes that Dr. Kukekov is qualified to serve as a member of the Board of Directors due to his extensive experience in healthcare and medical device investment banking.

Jainal Bhuiyan, President and Director. Mr. Bhuiyan was a founder and co-managing member of the predecessor of Omnia Corp. from its formation in 2018 until its conversion into Omnia Corp. in July 2019. Upon the conversion of Omnia Corp.’s predecessor into Omnia Corp. in July 2019, Mr. Bhuiyan became a member of Omnia Corp.’s Board of Directors. Mr. Bhuiyan has served as the President and as a Director of the Company since the Closing of the Acquisition. He has spent over 15 years of his career focused in the health and wellness sector, and has executed over $3 billion in financings of early-stage and growth companies. His primary efforts have been dedicated to investment banking, capital markets and public and private equity investments. He is currently a Senior Managing Director at Paulson in investment banking. Since 2012, he has been a partner at HRA Capital, a healthcare merchant investment bank. Prior to HRA Capital, he was a Senior Vice President of healthcare investment banking at Rodman & Renshaw, where he was also Head of Healthcare Equity Capital Markets. Early in his career, he worked as a Senior Analyst at Provident Healthcare Partners, a Boston-based boutique M&A shop focused on healthcare services, and prior to that he worked as a Management Analyst with BearingPoint, consulting to the Department of Defense. Mr. Bhuiyan serves as Chairman of the Board of FundRx, a healthcare venture investment platform. Mr. Bhuiyan has a Bachelor of Science degree from Cornell University’s Charles H. Dyson School of Applied Economics and Management. He currently holds FINRA Series 7, Series 63 and Series 79 licenses.

The Company believes that Mr. Bhuiyan is qualified to serve as a member of the Board of Directors due to his extensive experience in healthcare and medical device investment banking.

Dr. Andrew E. Trumbach, Chief Financial Officer. As of March 11, 2021, the Company appointed Dr. Andrew E. Trumbach as its Chief Financial Officer. Since 1992, Dr. Trumbach has been a consultant providing tax, accounting and financial analysis services and accounting information systems solutions to middle market companies and family owned businesses. From 2008 to 2014, Dr. Trumbach was a part-time Professor at Nova Southeastern University, H. Wayne Huizenga School of Business and Entrepreneurship, where he taught classes on accounting, management and cost accounting, and accounting information systems. He was the CFO of a holding company from 2008 to 2019 that owned and operated one of the largest perfume distribution business operating worldwide. The company acquired and managed affiliated companies that included over 45 retail stores and a duty-free company operating airline, cruise, and retail duty free and duty paid concessions located in cruise, airport, and border locations worldwide. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial, and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water and sewer utility, mobile home parks, data centers, and funeral homes. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both the Caribbean and the United States. Dr. Trumbach is currently a director of Borrowmoney.com, Inc. (OTCPink:BWMY). In addition to a Bachelor of Science degree in Accounting and a Master of Business Administration degree, Dr. Trumbach has earned Doctorate degrees in both Information Technology Management and Accounting. He has undertaken numerous consulting projects for major companies in the United States and the Caribbean.

Family Relationships

There are no familial relationships between any of our officers and directors.

Structure and Operation of the Board

We do not have standing audit, compensation or nominating committees of our Board. However, the full Board performs all of the functions of a standing audit committee, compensation committee and nominating committee. The Board currently consists of three directors: Mr. Howe (Executive Chairman), Mr. Bhuiyan and Dr. Kukekov. The following is a brief description of these functions of the Board:

Nomination of Directors

The Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are typically identified by existing directors or members of management. The Board will consider director candidates recommended by stockholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to Omnia Wellness Inc., 999 18th St., Suite 3000, Denver, Colorado 80202; c/o Chairman. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity.

Audit Committee Related Function

We do not have a standing audit committee, and thus we do not have an audit committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the audit committee. The Board intends to review with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board deems appropriate. Because the Company’s common stock is traded on the OTC Pink market, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

Report of Board on Audit Related Matters

In discharging its responsibility for oversight of the audit process, the Board obtained from the Company’s newly appointed independent auditors, BF Borgers CPA PC, a formal written statement describing any relationships between the auditors and the Company that might bear on the auditors’ independence, consistent with the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” In addition, the Board discussed with the auditors any relationships that might impact the auditors’ objectivity and independence. The Board is satisfied as to the auditors’ independence.

Audit Committee Financial Expert

We do not have an audit committee financial expert, because we do not have an audit committee.

Risk Oversight

The Board’s risk oversight is administered primarily through the following:

●	review and approval of an annual business plan;

●	review of a summary of risks and opportunities at meetings of the Board;

●	review of business developments, business plan implementation and financial results;

●	oversight of internal controls over financial reporting; and

●	review of employee compensation and its relationship to our business plans.

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether there should be a separate Non-Executive Chairman.

Compensation Committee Related Function

The Board does not currently have a standing compensation committee, and thus we do not have a compensation committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the compensation committee. The full Board currently has the responsibility for reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company’s executive compensation program is administered by the Board, which determines the compensation of the Executive Chairman and other executive officers of the Company. In reviewing the compensation of the individual executive officers (other than the Executive Chairman), the Board intends to consider the recommendations of the Executive Chairman, published compensation surveys and current market conditions.

Communication with Stockholders

Stockholders wishing to communicate with the Board can send an email to showe@solajet.com or write or telephone to the Company’s corporate offices:

Omnia Wellness Inc.

Executive Chairman

999 18th St., Suite 3000

Denver, Colorado 80202

Telephone: 303-325-3738

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.omniawellness.com.

Item 11. Executive Compensation

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)
Steve R. Howe (Executive Chairman and Director)	2021	–	–	–	–	–	–	244,186		244,186
	2020	–	–	–	–	–	–	137,500	(1)	137,500

Jainal Bhuiyan (President and Director)	2021	–	–	–	–	–	–	–		–
	2020	–	–	–	–	–	–	–		–

Dr. Andrew E. Trumbach (2) (Chief Financial Officer)	2021	–	–	–	–	–	–	2,000		2,000
	2020	–	–	–	–	–	–	–		–

Amer Samad (3) (Former Chief Executive Officer, President, Treasurer and Director)	2021	–	–	–	–	–	–	–		–
	2020	–	–	–	–	–	–	–		–

(1)	Represents consulting fees paid to an affiliate of Mr. Howe for the period indicated pursuant to a consulting agreement that terminated in accordance with its terms in 2020.
(2)	Dr. Trumbach was appointed as the Company’s Chief Financial Officer on March 11, 2021.
(3)	Mr. Samad was appointed as the Company’s sole officer and director on June 25, 2019, and he resigned from all positions on January 5, 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by any of the named executive officers as of the end of the fiscal year ended March 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended March 31, 2021 by the named executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in the fiscal year ended March 31, 2021 under any long-term incentive plan.

Employment Agreements

The Company entered into a CFO Consulting Agreement with Dr. Trumbach, dated as of March 11, 2021 (the “CFO Consulting Agreement”). Pursuant to the CFO Consulting Agreement, Dr. Trumbach will serve as the non-employee chief financial officer of the Company on a part-time basis. The term of the CFO Consulting Agreement is one year, subject to the Company’s right to terminate on 30 days’ written notice.

As compensation for the services to be provided by Dr. Trumbach, the Company shall pay an initial $2,000/month, which amount will be reviewed in thirty days and adjusted based on the amount of back work or other projects that may have to be completed outside the normal scope contemplated by the CFO Consulting Agreement.

Other than the CFO Consulting Agreement, the Company is not party to any employment or similar agreement with any of its other executive officers.

Director Compensation

No compensation was paid by the Company to its directors as such during the year ended March 31, 2021 or 2020. In consideration for their board service, we intend to compensate our outside directors in the form of options for each year for their continued service. We also reimburses our directors reasonable out of pocket expenses incurred in attending board meetings and in carrying out their board duties.

2020 Equity Incentive Plan

As of March 5, 2020, subject to the Acquisition, our Board of Directors adopted the Omnia Wellness Inc. 2020 Equity Incentive Plan, or the 2020 Plan, which was approved by stockholders holding a majority of our common stock on March 5, 2020.

The Board believes that our ability to offer our key employees, non-employee directors and certain consultants and advisers long-term, equity-based compensation will help enable us to attract, motivate and retain experienced and highly qualified employees, directors and other service providers who will contribute to our financial success. It is the judgment of the Board that approval of the 2020 Plan is in the best interests of the Company and its stockholders.

The 2020 Plan permits the issuance of equity-based awards, including incentive stock options, or ISOs, nonqualified stock options, restricted stock and restricted stock units, or RSUs (the “Awards”).

The 2020 Plan is administered by the Board, or a committee composed of two or more members of the Board (the “Committee”) which is authorized to grant Awards.

Purpose and Eligible Individuals. The purpose of the 2020 Plan is to retain the services of valued key employees and consultants of the Company and such other persons as the Committee determines and to encourage such persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the stockholders of the Company, to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by the Committee. Under the 2020 Plan, Awards may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Because the grant of Awards under the 2020 Plan will be within the discretion of the Committee, it is not possible to determine the Awards that will be made to executive officers or directors under the 2020 Plan.

Shares Subject to the 2020 Plan. The total number of Awards to acquire shares of Common Stock, shares of restricted stock and RSUs shall be 2,000,000. The maximum number of shares that may be subject to ISOs granted under the 2020 Plan shall be 2,000,000, subject to adjustment as provided in the 2020 Plan. The total amount of Common Stock that may be granted under the 2020 Plan to any single person in any calendar year may not exceed in the aggregate 2,000,000 shares. To the extent that an Award lapses or is forfeited, the shares subject to such Award will again become available for grant under the terms of the 2020 Plan.

Administration. Although the Board has the authority to administer the 2020 Plan, it has the right to delegate this authority to the Committee. Each member of the Committee, if any, will be a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code.

Subject to the terms of the 2020 Plan, the Committee’s authority includes the authority to: (1) select or approve Award recipients; (2) determine the terms and conditions of Awards, including the price to be paid by a participant for any Common Stock; and (3) interpret the 2020 Plan and prescribe rules and regulations for its administration.

Stock Options. The Committee may grant ISOs or nonqualified stock options, or Options. The Committee determines the number of shares of Common Stock subject to each Option, provided that in no event shall the aggregate fair market value of the shares of Common Stock with respect to which ISOs are exercisable for the first time by a participant during any calendar year shall not exceed $100,000. The Committee determines the exercise price of an Option, its duration and the manner and time of exercise. However, in no event shall an Option be exercisable more than ten years following the grant date thereof. ISOs may be issued only to employees of the Company or of a corporate subsidiary of ours, and the exercise price must be at least equal to the fair market value of the Common Stock as of the date the Option is granted. Further, an ISO must be exercised within ten years of grant. The Committee, in its discretion, may provide the vesting terms of any Option, provided that if no schedule is specified at the time of grant, the Option shall vest as follows: (i) on the six month anniversary of the date of the grant, the Option shall vest and shall become exercisable with respect to 25% of the Common Stock to which it pertains; and (ii) on the seven month and each successive month anniversary to and including the twenty four month anniversary, the Award shall vest and become exercisable with respect to an additional 1/24th of shares of Common Stock to which it pertains. The vesting of one or more outstanding Options may be accelerated by the Committee at such times and in such amounts as it shall determine in its sole discretion. Options may be exercisable for one year following the termination of employment or other service relationship, unless the Committee specifies otherwise, in the event the Option is an ISO, in the event of a termination for “cause” or the expiration date of the Option.

The exercise price of an Option may be paid in cash or by certified or cashier’s check, or, at the discretion of the Committee, in shares of Common Stock owned by the participant, or by means of a “cashless exercise” procedure in which a broker transmits to us the exercise price in cash, either as a margin loan or against the participant’s notice of exercise and confirmation by us that we will issue and deliver to the broker stock certificates for that number of shares of Common Stock having an aggregate fair market value equal to the exercise price.

Options granted under the 2020 Plan and the rights and privileges conferred by the 2020 Plan may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by applicable laws of descent and distribution.

Stock Grants. The Committee may issue shares of Common Stock to participants with restrictions, as determined by it in its discretion, as well as restricted stock units, which are contractual commitments to deliver shares of Common Stock pursuant to a vesting schedule. Restrictions may include conditions that require the participant to forfeit the shares in the event that the holder ceases to provide services to us and/or if certain performance goals are not met (see discussion below). The recipient of a stock grant, including a stock grant subject to restrictions, unless otherwise provided for in a restricted stock agreement, has the rights of a stockholder of ours to vote and to receive payment of dividends on our Common Stock. Holders of restricted stock units and Options do not enjoy voting and dividend rights until the Award is settled in actual shares of Common Stock or the option is exercised, as the case may be.

Effect of Certain Corporate Transactions. If a recapitalization or similar transaction occurs that does not alter the existing proportionate ownership of the Common Stock, appropriate adjustments shall be made in the exercise price and number of outstanding Options and in the terms of restricted stock and RSUs. In the case of a merger, acquisitive transaction, reorganization, liquidation or other transaction, or Major Transaction, that does alter such proportionate ownership, vested Options generally may be exercised before such transaction and persons owning Common Stock as a result of Awards made under the 2020 Plan will participate on the same basis as other owners of Common Stock. Alternatively, the Board may determine in the case of a Major Transaction that Options, restricted stock and RSUs will continue in effect on a basis similar to that in effect prior to such Major Transaction, including with respect to vesting, except that such rights shall apply with respect to the surviving entity. The Board may, in its discretion, accelerate vesting in whole or in part in connection with a Major Transaction.

Performance Goals. If the Committee desires to tie an Award to performance goals, the performance goals selected by the Committee must be based on the achievement of specified levels of one, or any combination, of the following business criteria: return on equity, return on assets, share price, market share, sales, earnings per share, costs, net earnings, net worth, inventories, cash and cash equivalents, gross margin or the Company’s performance relative to its internal business plan. Performance objectives may be in respect of the performance of the Company as a whole (whether on a consolidated or unconsolidated basis), a related corporation, or a subdivision, operating unit, product or product line of either of the foregoing. Performance objectives may be absolute or relative and may be expressed in terms of a progression or a range. An Award that is exercisable (in full or in part) upon the achievement of one or more performance objectives may be exercised only following written notice to the participant and the Company by the Committee that the performance objective has been achieved. After the close of the applicable performance period, which may consist of more than one year, and generally before the close of the next year’s first quarter, the Committee will determine the extent to which the performance goals were satisfied and make a final determination with respect to an Award.

Further Amendments to the 2020 Plan. The Board or the Committee may, at any time, modify, amend or terminate the 2020 Plan or modify or amend Awards granted under the 2020 Plan, including, without limitation, such modifications or amendments as are necessary to maintain compliance with applicable laws. However, the Board or the Committee may not, without approval of the Company’s stockholders: (1) increase the total number of shares covered by the 2020 Plan, except by adjustments upon certain changes in capitalization; (2) change the aggregate number of shares of Common Stock that may be issued to any single person; (3) change the class of persons eligible to receive Awards under the 2020 Plan; or (4) make other changes in the 2020 Plan that require stockholder approval under applicable law (including any rules of any applicable stock exchange or stock quotation system of which the Company’s shares of Common Stock are is traded). Except as otherwise provided in the 2020 Plan or an award agreement, no amendment will adversely affect outstanding Awards without the consent of the participant. Any termination of the 2020 Plan will not terminate Awards then outstanding, without the consent of the participant.

Term of the 2020 Plan. Unless sooner terminated by the Board, the 2020 Plan will terminate on the day prior to the 10th anniversary of its adoption by the Board. No Award may be granted after such termination or during any suspension of the 2020 Plan.

U.S. Tax Treatment. The following description of the federal income tax consequences of Awards is general and does not purport to be complete.

Incentive Stock Options

Generally, a participant incurs no federal income tax liability on either the grant or the exercise of an ISO, although a participant will generally have taxable income for alternative minimum tax purposes at the time of exercise equal to the excess of the fair market value of the shares subject to the Option over the exercise price. Provided that the shares are held for at least one year after the date of exercise of the Option and at least two years after its date of grant, any gain realized on a subsequent sale of the shares will be taxed as long-term capital gain. If the shares are disposed of within a shorter period of time, the participant will recognize ordinary compensation income in an amount equal to the difference between the fair market value of the shares on the date of exercise (or the sale price of the shares sold, if less) over the exercise price. The Company receives no tax deduction on the grant or exercise of an ISO, but the Company is entitled to a tax deduction if the participant recognizes ordinary compensation income on account of a premature disposition of shares acquired on exercise of an ISO, in the same amount and at the same time as the participant recognizes income.

NonQualified Stock Options

A participant realizes no taxable income when a nonqualified stock option is granted. Instead, the difference between the fair market value of the shares acquired pursuant to the exercise of the Option and the exercise price paid is taxed as ordinary compensation income when the Option is exercised. The difference is measured and taxed as of the date of exercise, if the shares are not subject to a “substantial risk of forfeiture,” or as of the date or dates on which the risk terminates in other cases. A participant may elect (as described under Stock Awards below) to be taxed on the difference between the exercise price and the fair market value of the shares on the date of exercise, even though some or all of the shares acquired are subject to a substantial risk of forfeiture. Once ordinary compensation income is recognized, gain on the subsequent sale of the shares is taxed as short-term or long-term capital gain, depending on the holding period after exercise. The Company receives no tax deduction on the grant of a nonqualified stock option, but it is entitled to a tax deduction when a participant recognizes ordinary compensation income on or after exercise of the Option, in the same amount as the income recognized by the participant.

Stock Awards

A person who receives an award of shares without any restrictions will recognize ordinary compensation income equal to the fair market value of the shares over the amount (if any) paid. If the shares are subject to restrictions, the recipient generally will not recognize ordinary compensation income at the time the award is received but will recognize ordinary compensation income when restrictions constituting a substantial risk of forfeiture lapse, including satisfying any accelerated vesting conditions as a result of “retirement.” The amount of that income will be equal to the excess of the aggregate fair market value, as of the date the restrictions lapse, over the amount (if any) paid for the shares. Alternatively, a person may elect to be taxed, pursuant to Section 83(b) of the Code, on the excess of the fair market value of the shares at the time of grant over the amount (if any) paid for the shares, notwithstanding any restrictions. All such taxable amounts are deductible by the Company at the time and in the amount of the ordinary compensation income recognized by the recipient.

Restricted Stock Units

A person who receives RSUs generally will not recognize ordinary compensation income at the time of grant. Rather, the recipient will generally recognize ordinary compensation income equal to the fair market value of the shares or cash received less the price paid, if any, at the time the RSUs settles (generally shortly after vesting, although further deferral may be permitted). When any shares received are subsequently sold, the recipient generally will recognize capital gain or loss equal to the difference between the amount realized upon the sale of the shares and his or her tax basis in the shares (generally, the fair market value of the shares when acquired ). The capital gain or loss will be long-term if the shares were held for more than one (1) year or short-term if held for a shorter period. The Company will be entitled to a tax deduction when the recipient recognizes ordinary compensation income.

Dividends

The full amount of dividends or other distributions of property made with respect to share Awards before the lapse of any applicable restrictions will constitute ordinary compensation income, and the Company is entitled to a deduction at the same time and in the same amount as the income is realized by the recipient (unless an election under Section 83(b) of the Code has been made). Cash dividends are generally not available with respect to Options and RSUs until exercised or settled, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of July 28, 2021 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 224,227,107 shares are issued and outstanding as of July 28, 2021. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned
Greater than 10% Stockholders
Lexxus, LLC(1)	67,500,000	30.10%
Lifestyle Healthcare LLC(2)	24,658,290	10.99%

Named Executive Officers and Directors
Steven R. Howe(1)	67,500,000	30.10%
Jainal Bhuiyan(3)	49,861,500	22.24%
Nickolay Kukekov(4)	58,408,290	26.05%
Dr. Andrew E. Trumbach	-	-
All Directors and Officers as a Group (4 persons) (2)(3)(4)	175,769,790	78.39%

(1)	Steve Howe, the Executive Chairman and Director of the Company, is the managing member and sole owner of Lexxus, LLC, and has voting and dispositive control over the shares owned by Lexxus, LLC.
(2)	The address of Lifestyle Healthcare is 4524 Westway Avenue, Dallas, TX 75205. Nickolay Kukekov has voting and dispositive power over the shares. Dr. Kukekov disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(3)	Includes 3,563,025 shares held of record by Formul8 Labs. Mr. Bhuiyan is the principal and sole owner of such entity and has voting and dispositive control over such shares.
(4)	Includes 24,658,290 held by Lifestyle Healthcare LLC. Dr. Kukekov disclaims beneficial ownership of the shares held by Lifestyle except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There have been no transactions since March 31, 2018 to which the Company has been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets as of March 31, 2021, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and as provided below”

Contract Services Agreement

The Company outsources its manufacturing pursuant to a Contract Services Agreement with DryRX, LLC dated as of January 1, 2020, which replaced and superseded the Contract Services Agreement with DryRX, LLC dated as of July 22, 2018 which expired in accordance with its terms. The Contract Services Agreement, among other things, provides that DryRX shall provide manufacturing and support services, including sales, marketing, invoicing and technical support, on behalf of the Company, and shall be responsible for the manufacturing oversight and production operations of the Company’s products. In return, the Company is obligated to pay to DryRX a fee equal to 10% of net sales less cost-of-goods-sold and all expenses associated with the services. The Company advanced funds to DryRX to cover the work they are performing under the agreement. As expenses are incurred the balance is moved from due from related party to expenses. The Company incurred expenses under this agreement for selling and marketing expenses of $356,261 and $52,804 during the years ended March 31, 2021 and 2020, respectively. DryRX is owned and controlled by Steve Howe’s brother.

Consulting Agreement

The Company entered into a Consulting Agreement with an affiliate of Steve Howe pursuant to which he provided management and oversight on behalf of the Company, which Consulting Agreement was extended through 2021 in accordance with its terms. The Company incurred consulting expenses under this agreement of $244,186 (of which $240,000 was compensation to Mr. Howe and the remainder as reimbursement of expenses) for the fiscal year ended March 31, 2021 and $137,500 for the fiscal year ended March 31, 2020.

License Agreement

On April 30, 2019, Omnia Corp. entered into a worldwide exclusive license with Drywave Technologies USA, Inc., which is the owner or exclusive licensee of certain of the technology, patent and other intellectual property rights, and know-how related to our dry hydrotherapy massage products. Pursuant to the terms and conditions of the license agreement, the Company received intellectual property rights to manufacture, use, and offer for sale all the products related to the patents and trademarks for dry hydrotherapy therapy technologies. The license fee to acquire the technology is $2,000,000, all of which has been paid. The Company is also obligated to pay to Drywave a royalty of 3% of net sales beginning May 1, 2020 and continuing for the longer of the period in which there are valid patent claims or ten years. Drywave is wholly-owned by Steve Howe, our Executive Chairman.

The Acquisition

Pursuant to the Exchange Agreement for the Acquisition whereby Omnia Corp. became a wholly-owned subsidiary of the Company, each holder of Omnia Corp. shares outstanding immediately prior to the Closing received shares of our common stock in exchange therefore based on a one-for-one exchange ratio, with all fractional shares rounded up to the nearest whole share. Accordingly, we issued 2,500,000 and 2,250,000 shares of our common stock to Messrs. Bhuiyan and Kukekov, respectively, 750,000 shares of our common stock to Lifestyle Healthcare LLC, an affiliate of Dr. Kukekov, and 4,500,000 shares of our common stock to Lexxus, LLC, an affiliate of Steve Howe. Furthermore, at the Closing, in connection with the Acquisition, an aggregate of $500,000 principal amount of convertible promissory notes of Omnia Corp. converted in accordance with their terms into an aggregate of 1,269,665 shares of our common stock. Of such shares, 729,730 were issued to Nickolay Kukekov, a director, and 539,935 were issued to M. Jainal Bhuiyan, a director and executive officer, or their respective affiliates. Prior to the Closing, Messrs. Kukekov and Bhuiyan, or their affiliates, already owned an aggregate of 448,321 shares of Omnia Inc.’s common stock, which represented approximately 1% of Omnia Inc.’s issued and outstanding common stock at that time.

Additionally, as of the Closing, Mr. Amer Samad, our former sole director and executive officer, agreed to cancel 52,656,888 shares of our common stock as part of the conditions to Closing.

Assignment and Assumption Agreement

As of immediately prior to the closing of the Acquisition, the Company entered into an Assignment and Assumption Agreement with RZI Consulting LLC (the “Assignment Agreement”), pursuant to which RZI Consulting LLC assumed substantially all of the Company’s remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, the Company had no assets or liabilities (other than relating to general and administrative expenses). RZI Consulting LLC is owned by Messrs. Kukekov and Bhuiyan.

Notes Outstanding

As of July 28, 2021, and taking into account the Closing and the conversion of an aggregate of approximately $500,000 in convertible notes specified above, the Company has outstanding indebtedness in favor of Messrs. Kukekov and Bhuiyan, and their respective affiliates, in the aggregate principal amount of approximately $1,048,110.

Indemnification Agreements

Our certificate of incorporation contains provisions limiting the liability of directors, and our bylaws provides that we indemnify each of our directors to the fullest extent permitted under Nevada law. Our certificate of incorporation and bylaws also provide our board of directors with discretion to indemnify our officers and employees when determined appropriate by the board.

Related Person Transaction Policy

The Board intends to implement a policy to review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations on an ongoing basis, and develops policies and procedures for the approval of related party transactions. Prior to consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction would be disclosed to the disinterested directors. The transaction would not be approved unless a majority of the members of the Board who are not interested in the transaction approve the transaction. The Board intends to takes into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, none of our directors can be considered independent.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us by MaloneBailey LLP, Certified Public Accounting Firm and BF Borgers CPA PC, our principal accountants for 2021 and 2020:

	Year Ended March 31,
(In thousands)	2021	2020
Audit fees	$102,100	$25,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees billed	$102,100	$25,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The financial statements are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are hereby incorporated by reference

(2) Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibits:

Exhibit No.	Document
2.1	Share Exchange And Reorganization Agreement by and among Glolex Inc., Bed Therapies Inc. and the beneficial stockholders of Bed Therapies Inc., dated as of April 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2020)
3.1	Amended and Restated Articles of Incorporation of Omnia Wellness Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2020)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Omnia Wellness Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2020)
3.3	Amended and Restated By-Laws of Omnia Wellness Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
3.4	Certificate of Change (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2021)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
4.2	First Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
4.3	Second Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.1	2020 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.2	Form of Stock Option Award Agreement pursuant to 2020 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.3	Worldwide Exclusive License Agreement, dated April 30, 2019, between the Company and Drywave Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.4	Contract Services Agreement, effective as of January 1, 2020, by and between Solajet Financing Company LLC and DryRx, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.5	Master Facility License Agreement, dated as of August 9, 2018, by and between Fitness International, LLC, both on its own and on behalf of its wholly owned subsidiary, Fitness & Sports Clubs, LLC, and Drywave Technologies, USA, Inc., both on its own and on behalf of its wholly owned subsidiary, Massagewave, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.6	Master Facility License Agreement Assignment, dated as of September 30, 2018, by and between Bed Therapies, LLC, Fitness International, LLC, both on its own and on behalf of its wholly owned subsidiary, Fitness & Sports Clubs, LLC, and Drywave Technologies, USA, Inc., both on its own and on behalf of its wholly owned subsidiary, Massagewave, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.7	Form of 4% Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.8	Form of Promissory Note (10%/14%/20%) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.9	Form of Convertible Promissory Note (1%/4%/12%) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.10	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)

10.11	Form of 12% Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.12	Secured Loan and Revenue Participation Agreement, dated as of September 18, 2019, by and between LG 2017 Holdings LLC and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.13	Amendment to Secured Loan and Revenue Participation Agreement, dated as of February 24, 2020, by and between LG 2017 Holdings LLC and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.14	Secured Loan and Revenue Participation Agreement, dated as of October 9, 2019, by and between Chartwell Capital US LP and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.15	Secured Loan and Revenue Participation Agreement, dated as of March 10, 2020, by and between Chartwell Capital US LP and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.16	Amendment to Secured Loan and Revenue Participation Agreement, dated as of February 24, 2020, by and between Chartwell Capital US LP and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.17	Extension to Promissory Note, dated as of February 1, 2020, by and between Bed Therapies, Inc. and Barry Pressman (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.18	Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2021)
10.19	Extension to Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2021)
10.20	Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2021)
10.21	Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 15, 2021)
10.22	CFO Consulting Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 15, 2021)
10.23	Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2021)
10.24	10% Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2021)
10.25	$50K Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2021)
10.26	$250K Optional Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2021)
10.27	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2021)
10.28	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.29	Secured Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.30	Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.31	Subsidiary Guarantee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)

21.1	Subsidiaries of Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Steve R. Howe, Principal Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dr. Andrew E. Trumbach, Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Steve R. Howe, Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dr. Andrew E. Trumbach, Principal Financial Officer)
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIA WELLNESS INC.

/s/ Steve R. Howe
Steve R. Howe
Executive Chairman and Director
Dated: July 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve R. Howe	Executive Chairman and Director	July 30, 2021
Steve R. Howe	(Principal Executive Officer)

/s/ Andrew E. Trumbach	Chief Financial Officer	July 30, 2021
Andrew E. Trumbach	(Principal Financial Officer)

/s/ Jainal Bhuiyan	President and Director	July 30, 2021
Jainal Bhuiyan

/s/ Nickolay Kukekov	Director	July 30, 2021
Nickolay Kukekov

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Omnia Wellness Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omnia Wellness Inc. as of March 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
July 30, 2021

Omnia Wellness Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2021	March 31, 2020

Assets

Current assets
Cash	$28,761	$-
Lease Receivable	38,341
Due from related parties	163,200
Advances on Inventory	16,000
Total current assets	246,302	-

Non-current assets
Fixed assets, net	331,335
Intangible assets, net	1,600,975
Total non-current assets	1,915,352	-

Total Assets	$2,161,654	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$103,205	$-
Accounts payable, related party	1,500
Deposit Liability	21,764
Accrued interest	427,910	14,467
Warranty liability	25,667
Nonconvertible notes, related party	834,653	12,000
Nonconvertible notes, non relatd	1,745,000
Convertible notes, related party	29,970	6,546
Convertible notes, non related	1,107,143
Total current liabilities	4,296,812	33,013

Non-current liabilities:
PPP Loan	588,891
Nonconvertible notes, related party	509,972
Nonconvertible notes, non related	174,620
Total non-current liabilities	1,273,483	-

Total Liabilities	5,570,294	33,013

Stockholders’ deficit:
Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 (March 31, 2020- 10,000,000 authorized and 0 issued and outstanding)
Common stock, par value $0.001; Authorized - 100,000,000; Issued and outstanding 14,900,625 (March 31, 2020- 100,000,000 authorized and 55,058,006 issued and outstanding)	14,900	55,058
Additional paid-in capital	2,065,923	(10,224)
Accumulated deficit	(5,489,464)	(77,847)
Total stockholders’ deficit	(3,408,640)	(33,013)

Total Liabilities and Stockholders’ Deficit	$2,161,654	$-

Omnia Wellness Corporation and Subsidiaries

Consolidated Statements of Operations

		Year Ended	Year Ended
		March 31, 2021	March 31, 2020

Revenue
Sales, net		$218,124	$-
Freight and delivery		750
Total Revenues		218,874	-

Revenue
Cost of goods sold, related party		120,253
Installation fees		-
Total cost of goods sold		120,253	-
Gross Profit		98,621	-

Operating expenses
Warranty expense		13,399
Depreciation and amortization		272,779
Legal and professional fees		177,589
Payroll expense		240,395
Selling and marketing expense		52,804
Selling and marketing expense, related party		356,261
Consulting expense		25,985
Consulting expense, related party		244,186
License royalties		33,771
General and administrative		304,992	33,680
Impairment Expense		-
Total operating expenses		1,722,161	33,680

Other income (expense)
Interest income		-
Interest expense		(611,536)
Total other income (expense)		(611,536)	-

Net loss		$(2,235,075)	$(33,680)

Net loss per common share - Basic and Diluted	[1]	$(0.17)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted		12,784,183	55,058,006

[1] denotes loss of less than $(.01) per share

Omnia Wellness Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2019	-	$-	55,058,006	$55,058	$(24,923)	$(44,167)	$(14,032)

Forgivness of Debt to Former Shareholder	-	-	-	-	14,699	-	14,699

Net loss for the year ended December 31, 2019	-	-	-	-	-	(33,680)	(33,680)

Balance at March 31, 2020	-	$-	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)

Change in shares issued			(40,157,381)	(40,158)			(40,158)

Conversion of Debt					2,076,147		2,076,147

Reverse Merger Consolidation Adjustment						(3,176,541)	(3,176,541)

Net loss for the year ended December 31, 2020	-	-	-	-	-	(2,235,075)	(2,235,075)

Balance at March 31, 2021	-	$-	14,900,625	$14,900	$2,065,923	$(5,489,463)	$(3,408,640)

Omnia Wellness Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve Months Ended	Twelve Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,235,075)	$(33,680)
Depreciation and amortization expense	272,779	215
Changes in operating assets and liabilities:
Accounts receivables, net	(38,341)
Due from related parties	(163,200)
Advance payments on purchase of inventory, related party	(16,000)
Accounts payable and accrued expenses	152,136	(791)
Interest payable	413,443	11,467
Net Cash Used In Operating Activities	(1,614,258)	(22,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(387,131)
Payments on license agreement, related party	(1,801,000)
Net Cash Used In Investing Activities	(2,188,131)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable	3,603,654	12,000
Loans from shareholders	1,368,049	9,736
Change in shareholders’ equity, net	(1,100,394)
Change in common stock	(40,158)
Net Cash Provided By Financing Activities	3,831,151	21,736

Net increase (decrease) in cash	28,761	(1,053)

Cash - Beginning of Year	-	1,053

Cash - End of Year	$28,761	$-

Omnia Wellness Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

Note 1 Nature of Operations

Omnia Wellness Inc. (the “Company”) was incorporated as a Nevada corporation on March 2, 2016 by the filing of articles of incorporation with the Secretary of State of the State of Nevada under the name Glolex, Inc.

On June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director and the owner of 3,000,000 shares (pre-stock split) of the Company’s common stock, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,167,937 shares (pre-stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 4,167,937 shares (pre-stock split) of the Company’s common stock, or approximately 95.6% of the issued and outstanding common stock of the Company.

On March 5, 2020, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to, among other things, (i) increase the Company’s authorized shares of common stock from 75,000,000 to 100,000,000, (ii) create and authorize 10,000,000 shares of “blank check” preferred stock, and (iii) effect a 12.6374:1 forward stock split of the common stock. In addition, on March 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from Glolex Inc. to Omnia Wellness Inc. On April 15, 2020, the stock of the Company began trading on the OTC Pink market under the symbol “OMWS”.

On April 17, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Omnia Wellness Corporation (formerly known as Bed Therapies Inc.), a Texas corporation (“Omnia Corp.”), and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of capital stock of Omnia Corp. The transactions contemplated by the Exchange Agreement were consummated on January 5, 2021, and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of Omnia Corp., no par value, or the Omnia Corp. Shares, were exchanged for shares of the Company’s common stock, par value $0.001 per share, based on the exchange ratio of one share of the Company’s common stock for every one Omnia Corp. Share. The Company refers herein to the transactions contemplated by the Exchange Agreement, collectively, as the Acquisition. Accordingly, the Company acquired 100% of Omnia Corp. in exchange for the issuance of 10,000,000 (not adjusted to reflect the Company’s 15:1 forward stock split on April 6, 2021) shares of the Company’s common stock and Omnia Corp. became the Company’s wholly-owned subsidiary. As of the closing of the Acquisition (the “Closing”), Mr. Samad, resigned as an officer and director of the Company and agreed to cancel 52,656,888 (pre-stock split) shares of the Company’s common stock owned beneficially and of record by him as part of the conditions to Closing, which were cancelled immediately following the Closing. The Company also issued an aggregate of 1,269,665 (pre-stock split) shares of common stock on January 5, 2021 as a result of the conversion in accordance with their terms of outstanding convertible promissory notes in the aggregate principal amount of approximately $539,000.

As of immediately prior to the closing of the Acquisition, the Company entered into an Assignment and Assumption Agreement with RZI Consulting LLC (the “Assignment Agreement”), pursuant to which RZI Consulting LLC assumed substantially all of the Company’s remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, the Company had no assets or liabilities (other than relating to general and administrative expenses).

Following the Acquisition, the Company, through its wholly-owned subsidiary Omnia Corp., now develops and markets products for wellness and physical therapy markets, using patented dry-hydro therapy equipment that the Company plans to offer and sell in medical and fitness markets.

On April 6, 2021, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) increase the Company’s authorized shares of common stock from 100,000,000 to 1,500,000,000, (ii) increase the Company’s authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000, and (iii) effect a 1:15 forward stock split of the common stock.

The Company’s principal executive office is located at 999 18th St., Suite 3000, Denver, CO 80202, and its telephone number is 303-325-3738. The Company’s website address is www.omniawellness.com.

In March 2020 the World Health Organization declared COVID-19 a pandemic. The Company is still assessing the impact COVID-19 may have on its business, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

Note 2 Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these financial statements are set out below.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation - The consolidated financial statements include accounts of the Company’s wholly-owned subsidiary Omnia Wellness Corp., and Omnia Wellness Corp.’s wholly-owned subsidiary Solajet Financing Company, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: the allowance for doubtful accounts, determination of impairment on investments and determination of recoverability of deferred tax assets. Actual results could differ from those estimates.

Risks and Uncertainties - The Company’s operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a start-up company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options and warrants, to the extent dilutive. As of March 31, 2021 and 2020, there were 14,900,625 and 55,058,006, respectively, of common stock equivalents from the conversion of notes payable that were anti-dilutive.

Cash - In the consolidated statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality.

Related Party Transactions – The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Advance Payments on Purchases of Inventory, related party – Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or a lease of the bed and equipment occurs or beds are moved to rental facilities and placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for lease to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $16,000 and $-0- as of March 31, 2021 and 2020, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations or leased equipment to customers in which ownership is maintained by the Company. For leased equipment under agreements, depreciation is provided using the straight-line method over the 60 month maximum useful life instead of the remaining agreement term. The accumulated depreciation was calculated to be $108,746 and -0- as of March 31, 2021, and 2020, respectively.

Patent Cost - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $362,500 and $200,000 as of March 31, 2021 and 2020, respectively.

License Payable, related party - License payable is the remaining balance due for the initial intangible asset cost. License payable is classified as current liabilities if payment is due within one year or less. If not, they are presented as non-current liabilities.

Warranty Liability – For sales to customers, the Company provides a warranty on the beds sold which includes, a three year warranty on parts, a five year warranty on the frame and a 90 day warranty on any labour. Warranty liability is accrued and is estimated at 5% of monthly sales and adjusted for actual repairs, replacements and warranties as they are incurred. The Company periodically assesses the adequacy of our recorded warranty liability and makes adjustments as claims data and experience warrants.

Beneficial Conversion Features – The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature (“BCF”) is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. As of March 31, 2021 and 2020, the Company did not have any conversion options that were in the money.

Derivatives – The Company accounts for derivative instruments in accordance with ASC815 and ASC470, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2021 and 2020, the Company did not have any derivative instruments that were designated as hedges.

Revenue - Revenue Recognition Standard, ASC 606 is used by the Company to recognize revenue. ASC 606 standards were jointly issued by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB). The five conditions of ASC 606 applied to revenue are: 1. Identify the contract with the customer; 2. Identify the performance obligations in the contract; 3. Determine the transaction price; 4. Allocate the transaction price to separate performance obligations; and 5. Recognize revenue as each performance obligation is satisfied.

The Company derives its revenues primarily from the sale of hydro therapy massage beds and installation services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. The Company also derives revenue from equipment placed in use in which customers pay to use the equipment and revenue is recorded at the time the service is performed.

The Company records leases of inventory under ASC 842 – Leases. Due to the probability of collection, the Company maintains the assets on the financials and records a deposit liability for the payments received until the collectability becomes probable. Once collectability becomes probable, the asset is derecognized and the lease investment is recorded. The leases tend to have a fixed monthly payment and some include a revenue share for additional revenues the equipment generates. The leases have a lease term of 48 to 60 months and the right of the lease to purchase the bed at the end of the lease term.

Income Taxes – The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Fair Value of Financial Instruments - From inception, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1: Quoted prices for identical assets and liabilities in active markets;
●	Level 2: Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
●	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of March 31, 2021 and 2020 due to the relatively short maturity of the respective instruments.

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, and must be applied under a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. The Company does not believe this standard will have a material impact on the Company’s financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and must be adopted under a modified retrospective method approach. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. The Company does not believe this standard will have a material impact on the Company’s financial statements and disclosures.

Note 3 Going Concern

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2021 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is commencing operations to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of private offering. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Related Parties

The Company outsources its manufacturing pursuant to a Contract Services Agreement with DryRX, LLC dated as of January 1, 2020, which replaced and superseded the Contract Services Agreement with DryRX, LLC dated as of July 22, 2018 which expired in accordance with its terms. The Contract Services Agreement, among other things, provides that DryRX shall provide manufacturing and support services on behalf of the Company, and shall be responsible for the manufacturing oversight and production operations of the Company’s products. In return, the Company is obligated to pay to DryRX a fee equal to 10% of net sales less cost-of-goods-sold and all expenses associated with the services. DryRX is owned and controlled by Steve Howe’s brother.

The Company entered into a Consulting Agreement with Massagewave, Inc, owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020 with renewal options. The Company incurred consulting expense, related party of $25,985 and $-0- as of March 31, 2021 and 2020, respectively. The Company also has an accounts payable, related party balance of $1,500 and $-0- as of March 31, 2021 and 2020, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at March 31, 2021 and 2020 is as follows:

	Useful Lives	March 31, 2021	March 31, 2020

Equipment in use	5 years	$40,316	$-
Leased equipment	5 years	159,266	-
Vehicles and trailers	5 years	60,266	-
Less depreciation		-108,746	-
Total fixed assets, net		$331,335	-

The Company recorded depreciation expense, including depreciation on equipment in use and leased equipment, of $55,796 and $-0- for the years ended March 31, 2021 and 2020, respectively.

Note 6 License Agreement, Related Party

On April 30, 2019 the Company entered worldwide exclusive license with Drywave Technologies, Inc. (“Drywave”), a Company owned by Steve Howe. On the terms and conditions of the agreement, the Company received intellectual property rights to manufacture, use, and offer for sale all the products related to the patents and trademarks for dry hydrotherapy therapy technologies. The license fee to acquire the technology was $2,000,000, and is payable as follows:

(a) $350,000, plus $1,000 escrow fee, due on or before April 30, 2019 (“First Payment”);

(b) $200,000 due on or before October 30, 2019 (“Second Payment”); and

(c) $1,450,000 due on or before March 2, 2020 (“Third Payment”)

The Company made all the required payments as of March 31, 2021. After payment of the $2,000,000 License Fee and not later than April 30, 2020, the Company will pay to Drywave a royalty of 3% of Net Sales beginning May 1, 2020 and continuing for the longer of the period in which there are valid patent claims or ten years. The Company is performing on this agreement.

The company recorded the original license fee as an intangible asset as of April 30, 2019 and is amortizing the asset over the expected useful life of the asset of 10 years. The Company recorded amortization expense of $162,500 and $200,000 for the years ended March 31, 2021 and 2020, respectively.

Note 7 Notes Payable

The following are the various notes payable of the Company:

PPP Loan - During the year ended March 31, 2021, the Company entered into PPP loans under the Paycheck Protection Program sponsored by the U.S. Small Business Administration (SBA) providing for proceeds of $294,066. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. The interest rate on the PPP Loan is 1.0%. The PPP Loan is unsecured and contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. $144,065.87 was forgiven on May 12, 2021. Promissory Notes were due May 2022 and June 2025 and the balance of $444,825 may be forgiven subject to the terms of the Paycheck Protection Program.

Nonconvertible notes, related party - The Company has issued $1,334,007 in unsecured notes payable to investors. $824,035 is due in the short term and $509,972 is due in long term.

Interest Rate	Issuance Date	Maturity	3/31/2021

4.00%	12/31/2018	12/31/2020	55,250

4.00%	12/31/2018	12/31/2020	66,900

4.00%	12/31/2018	12/31/2020	74,220

4.00%	9/30/2019	9/29/2021	314,000

4.00%	9/17/2019	9/16/2020	81,500

4.00%	9/30/2019	9/29/2021	12,450

1.00%	12/31/2020	12/30/2022	254,382

1.00%	12/31/2020	12/30/2022	235,600

1.00%	12/31/2020	12/30/2022	99,970

1.00%	12/31/2020	12/30/2022	83,785

4.00%	12/31/2020	12/31/2021	53,100

4.00%	12/31/2020	12/31/2021	2,850

			1,334,007

Nonconvertible notes, non related- The Company has issued $1,919,620 in unsecured notes payable to investors. $1,745,000 is due in the short term and $174,620 is due in long term.

Interest Rate	Default Rate	Issuance Date	Maturity	3/31/2021
14.00%		8/1/18	1/31/20	500,000

14.00%	Additional 2%	10/30/19	10/29/20	229,500

14.00%	N/A	2/5/2020	2/5/2021	51,000

20.00%	Additional 2%	2/28/2020	8/27/2020	204,000

20.00%	Additional 2%	2/25/2020	8/24/2020	208,000

20.00%	Additional 2%	2/28/2020	8/27/2020	102,000

20.00%	Additional 2%	4/14/2020	10/13/2020	102,000

14.00%	Additional 2%	12/31/2019	12/31/2020	102,000

20.00%	Additional 2%	4/24/2020	4/23/2021	20,000

20.00%	Additional 2%	8/21/2020	8/20/2021	10,000

30.00%	Additional 2%	10/29/2020	2/28/2021	25,500
				-
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500

12.00%	Additional 2%	10/30/2020	11/1/2021	25,500

		2/5/2021		140,000

14.20%	25.00%	9/18/2019	9/18/2023	26,560

14.20%	25.00%	10/9/2019	10/9/2023	49,840

14.20%	25.00%	3/10/2020	3/10/2024	98,220

				1,919,620

Convertible notes, related party – The Company has issued $29,970 in an unsecured notes payable to investors of the Company, bearing an annual interest rate of 4% and a default interest rate of an additional 2%. The note above is due December 30, 2021 unless sooner paid in full or converted in accordance with the terms of Conversion, (the “Maturity Date”) provided, however, that if a Qualified IPO (as defined below) does not occur on or before the Maturity Date, the Maturity Date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (8%).

Convertible notes, non related -As of the year ended March 31, 2021, the Company has issued an aggregate of $1,147,610 in unsecured notes payable bearing annual interest rates of 4%. The notes are due December 2020 unless sooner paid in full or converted in accordance with the terms of conversion, (the “Maturity Date”) provided, however, that if a Qualified IPO (as defined below) does not occur on or before the Maturity Date, the Maturity Date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (8%). The Maturity Date of these notes was extended to December 2021.

Upon commencement by the Company of an underwritten initial public offering (a “Qualified IPO”) or the completed Share Exchange and Reorganization Agreement (the “Conversion Event”), of Borrower’s common stock (the “Common Stock”), the Note principal, together with all accrued and unpaid interest, will be converted into Shares as of the date of such commencement (the “Conversion Date”). The amount of securities of the Company shall be determined by multiplying the outstanding balance of the Note and accrued interest to date by rates between 1.00 and 1.40, (the “Conversion Price”), subject to adjustment as described below. “Commencement” of a Qualified IPO shall be deemed to have occurred when the related registration statement has been declared effective by the United States Securities and Exchange Commission (the “SEC”) and the underwriter(s) have priced the offering. The Company evaluates these notes at commencement for beneficial conversion features and derivatives and concluded there were none.

The notes payable outstanding balance is as follows:

	March 31, 2021	March 31, 2020

PPP Loan	558,891	-
Nonconvertible notes, related party	834,653	12,000
Nonconvertible notes, non related	1,745,000
Convertible notes, related party	29,970	6,546
Convertible notes, non related	1,107,143
Less:
Non-current portion of PPP Loan	(588,891)	-
No-current portion of nonconvertible notes-related party	(509,972)	-
Non-current portion of nonconvertible notes, non related	(174,620)	-
Current notes payable	3,002,174	18,546

Note 8 Shareholders’ Equity (Deficit)

Common Stock - The Company is authorized to issue 1,500,000 shares of common stock, par value $0.001 per share. All shares of the Company’s common stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of common stock entitles the holder thereof to:

a.	One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;
b.	To participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and
c.	To participate pro rata in any distribution of assets available for distribution upon liquidation.

Stockholders have no pre-emptive rights to acquire additional shares of common stock or any other securities. Common shares are not subject to redemption and carry no subscription or conversion rights.

Preferred Stock - On April 6, 2021, the Company increased its authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000 shares, which may be issued from time to time in one or more series and/or classes. No shares of preferred stock have been issued or are outstanding as of March 31, 2021.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of March 31, 2021 and 2020.

Note 9 Income Taxes

Income Tax Expense

For the fiscal year ended March 31, 2021, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is the change in the valuation allowance. For the fiscal year ended March 31, 2021 and 2020, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

Deferred Income Tax Assets

As of March 31, 2021 and 2020, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	March 31, 2021	March 31, 2020

Deferred income tax assets:
Net operating loss carryforwards	-	475,902
Other	-	(5,359)
Total deferred income tax assets	-	470,543
Valuation allowance for deferred income tax assets	-	(470,543)
Net deferred income tax assets	-	-

For the fiscal years ended March 31, 2021 and 2020, the valuation allowance increased primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Colorado. The Company’s federal and state tax years for the 2018 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of March 31, 2021 and 2020. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 10 Commitments and Contingencies

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leases – The Company leases approximately 200 square feet on a month to month basis. Under the lease, the lease term continues for 12 months and may be terminated upon 30 days prior notice from the landlord or, by us, upon 30 days prior written notice. As needed, additional space can be leased in the same building we currently utilize.

The Company leases a warehouse facility of approximately 1,500 square feet utilized as a service location for Southern California clients. Under the lease, the lease term continues for 37 months and may be terminated upon 90 days prior notice from the landlord or, by us, upon 90 days prior written notice The Company entered into a Master Facility License Agreement in which space is currently leased at two fitness facilities to operate equipment in use. The leases have an initial term of 90 days and then are on a month-to-month basis. The rent is a fixed fee times the number of beds that ware installed in the space. After six months, the rental fee also includes 2% of gross revenue generated under the license. Subsequent to March 31, 2021, the rental fee on the two facilities was modified to eliminate a fixed fee rental to a percentage of gross revenues. The term was also modified to initial term of each License granted be effective as of, such License’s Grant Date and shall continue for a period of two (2) years, unless sooner terminated. At the expiration of a License Term, the applicable License shall automatically expire and terminate unless prior to the expiration of the License Term, the Parties enter into a mutually agreed upon agreement for Licensee to continue providing Services within the applicable Facility.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the periods ended March 31, 2021 and 2020, there are no proceedings in which the Company or any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Subsequent Events - On April 6, 2021, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) increase the Company’s authorized shares of common stock from 100,000,000 to 1,500,000,000, (ii) increase the Company’s authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000, and (iii) effect a 1:15 forward stock split of the common stock.

During the year ended March 31, 2021, the Company entered into PPP loans under the Paycheck Protection Program sponsored by the U.S. Small Business Administration (SBA) providing for aggregate proceeds of $588,891. The PPP Loans were made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. The first PPP loan of $294,066 was forgiven on May 12, 2021. The Company intends to apply for forgiveness of the second PPP loan of $294,825 in 2021.

Effective as of July 14, 2021, the principal amount of the Company’s Senior Secured Promissory Note (the “Note”) with Auctus Fund, LLC (the “Lender”) was increased by $25,000 in return for a one-time waiver by the Lender of one of the covenants under the Note.

