Form 10-Q
period 2021-06-30
OMNIA WELLNESS INC.
filed 2021-08-23
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

OMNIA WELLNESS INC.

(Name of Registrant in Its Charter)

Nevada	98-1291924
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 18th Street

Suite 3000

Denver, Colorado 80202

(Address of principal executive offices)

(888) 320-5711

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 224,227,107 shares of common stock at August 20, 2021.

OMNIA WELLNESS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Omnia Wellness Inc.

Consolidated Balance Sheet

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Cash	$330,837	$28,761
Lease receivable	67,181	38,341
Due from related parties	164,200	163,200
Advances on inventory	241,400	16,000
Total current assets	803,618	246,302

Non-current assets
Fixed assets, net	721,031	314,377
Intangible assets, net	1,550,950	1,600,975
Total non-current assets	2,271,981	1,915,352

Total Assets	$3,075,599	$2,161,654

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$104,705	$103,205
Accrued interest	418,510	1,500
Accounts payable, related party	-	427,910
Deposit liability	21,763	21,764
Warranty liability	25,667	25,667
Convertible notes	4,725,882	4,401,358
Total current liabilities	5,296,527	4,981,404

Non-Current liabilities
PPP loan	294,066	588,891
Total non-current liabilities	294,066	588,891

Total liabilities	5,590,593	5,570,295

Stockholders’ deficit:
Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 on March 31, 2021 150,000,000 authorized and 0 issued and outstanding on June 30, 2021	-	-
Common stock, par value $0.001; Authorized – 1,500,000,000; Issued and outstanding 224,227,107 on June 30, 2021, and 100,000,000 authorized and 14,900,629 issued and outstanding on March 31, 2021	14,900	14,900
Additional paid-in capital	2,892,747	2,065,923
Accumulated deficit	(5,422,641)	(5,489,464)
Total stockholders’ deficit	(2,514,994)	(3,408,641)

Total Liabilities and Stockholders’ Deficit	$3,075,599	$2,161,654

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2021	June 30, 2020

Sales Revenue	$193,389	$230,171

Total Revenue	193,389	230,171
Cost of goods sold	5,300	174,414
Shipping	1,232	-
Total cost of goods sold	6,532	174,414
Gross profit	186,857	55,757
Operating expenses:
Legal and professional expense	58,049	79,390
Payroll expense	25,166	71,334
Selling and marketing expense	376	10,242
Depreciation and amortization	69,011	68,863
General and administrative	84,577	77,199
Total operating expenses	237,179	307,028

Income (loss) from operations	(50,322)	(251,271)

Other expense:
Interest expense	29,055	5,833
Forgiveness of PPP Loan	(146,200)
Total other expenses	(117,145)	5,833

Net loss before income taxes	66,823	(257,104)
Income taxes	0	18,853

Net income (loss)	$66,823	(275,957)

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended June 30, 2021 and June 30, 2020

(Unaudited)

	Common Stock		Additional			Total
	Shares	Common Stock	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at March 31, 2020	55,058,006	$55,058	$(10,224)	$-	$(77,847)	$(33,013)

Net loss	-	-	-	-	(275,957)	(275,957)
Balance at June 30, 2020	55,058,006	$55,058	$(10,224)	$-	$(353,804)	$(308,970)

Balance at March 31, 2021	14,900,629	$14,900	$2,065,923	$-	$(5,489,464)	$(3,408,641)
Stock Split	209,326,478
Additional paid in capital			826,824			826,824
Net Income	-	-	-	-	66,823	66,823

Balance at June 30, 2021	224,227,107	$14,900	$2,892,747	$-	$(5,422,641)	$(2,514,994)

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$66,823	$(275,957)
Changes in net assets and liabilities
Accounts payable and accrued expenses	-	863,162
Depreciation and amortization	69,011	68,863
Inventory	(24,000)	(945,000)
Interest receivable	-	(8,842)
Accounts receivable	(4,840)	(624,242)
PPP loan	-	150,000
Note Receivable	-	(105,796)
Accrued interest	(9,399)	124,601
Cash used in operating activities:	97,595	(753,211)

Cash flows from investing activities:
Fixed assets, net	(23,500)	(274,633)
Research & Development	(362,500)	-
Intangible assets, net	-	(1,751,000)
Accounts Receivable	(25,000)
Cash provided by investing activities	(411,000)	(2,025,633)

Cash flows from financing activities:
Proceeds from loan payable	(294,825)	5,337,383
Proceeds from sale of common stock	655,479	-
Advances-related party	250,000	-
Equity	4,379	(2,490,239)
Cash provided by financing activities	615,033	2,847,144

Change in cash	301,628	68,300
Cash- beginning of period	28,760	0
Cash-end of period	$330,837	$68,300

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim financial statements

Omnia Wellness Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Note 1 Nature of Operations

Omnia Wellness Inc. (the “Company”) was incorporated as a Nevada corporation on March 2, 2016 by the filing of articles of incorporation with the Secretary of State of the State of Nevada under the name Glolex, Inc.

On June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director and the owner of 3,000,000 shares (pre- stock split) of the Company’s common stock, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,167,937 shares (pre-stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 4,167,937 shares (pre-stock split) of the Company’s common stock, or approximately 95.6% of the issued and outstanding common stock of the Company.

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

On April 17, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Omnia Wellness Corporation (formerly known as Bed Therapies Inc.), a Texas corporation (“Omnia Corp.”), and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of capital stock of Omnia Corp. The transactions contemplated by the Exchange Agreement were consummated on January 5, 2021, and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of Omnia Corp., no par value, or the Omnia Corp. Shares, were exchanged for shares of the Company’s common stock, par value $0.001 per share, based on the exchange ratio of one share of the Company’s common stock for every one Omnia Corp. Share. The Company refers herein to the transactions contemplated by the Exchange Agreement, collectively, as the Acquisition. Accordingly, the Company acquired 100% of Omnia Corp. in exchange for the issuance of 10,000,000 (not adjusted to reflect the Company’s 15:1 forward stock split on April 6, 2021) shares of the Company’s common stock and Omnia Corp. became the Company’s wholly-owned subsidiary. As of the closing of the Acquisition (the “Closing”), Mr. Samad, resigned as an officer and director of the Company and agreed to cancel 52,656,888 (pre-stock split) shares of the Company’s common stock owned beneficially and of record by him as part of the conditions to Closing, which were cancelled immediately following the Closing. The Company also issued an aggregate of 1,269,665 (pre-stock split) shares of common stock on January 5, 2021, as a result of the conversion in accordance with their terms of outstanding convertible promissory notes in the aggregate principal amount of approximately $539,000.

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

The Company’s principal executive office is located at 999 18th St., Suite 3000, Denver, CO 80202, and its telephone number is 888-320-5711. The Company’s website address is www.omniawellness.com.

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

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. As of June 30, 2021 and 2020, there were 224,227,107 and 55,058,06, respectively, of common stock equivalents.

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

Advance Payments on Purchases of Inventory, related party – Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or a lease of the bed and equipment occurs or beds are moved to rental facilities and placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for lease to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $250,000 and $16,000 as of June 30, 2021 and 2020, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations or leased equipment to customers in which ownership is maintained by the Company. For leased equipment under agreements, depreciation is provided using the straight-line method over the 60 month maximum useful life instead of the remaining agreement term. The accumulated depreciation was calculated to be $69,011 and $68,863 as of June 30, 2021, and 2020, respectively.

Patent Cost - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $90,625 and $50,000 as of June 30, 2021 and 2020, respectively.

License Payable, related party - License payable is the remaining balance due for the initial intangible asset cost. License payable is classified as current liabilities if payment is due within one year or less. If not, they are presented as non-current liabilities.

Warranty Liability – For sales to customers, the Company provides a warranty on the beds sold which includes, a three year warranty on parts, a five year warranty on the frame and a 90 day warranty on any labor. Warranty liability is accrued and is estimated at 5% of monthly sales and adjusted for actual repairs, replacements and warranties as they are incurred. The Company periodically assesses the adequacy of our recorded warranty liability and makes adjustments as claims data and experience warrants.

Beneficial Conversion Features – The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature (“BCF”) is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. As of June 30, 2021 and 2020, the Company did not have any conversion options that were in the money.

Derivatives – The Company accounts for derivative instruments in accordance with ASC815 and ASC470, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2021 and 2020, the Company did not have any derivative instruments that were designated as hedges.

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

The Company derives its revenues primarily from the sale and revenue share of hydro therapy massage beds and installation services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. The Company also derives revenue from equipment placed in use in which customers pay to use the equipment and revenue is recorded at the time the service is performed.

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

Income Taxes – The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de- recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of June 30, 2021 and 2020 due to the relatively short maturity of the respective instruments.

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016- 02”), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, and must be applied under a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. The Company does not believe this standard will have a material impact on the Company’s financial statements and disclosures. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and must be adopted under a modified retrospective method approach. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. The Company does not believe this standard will have a material impact on the Company’s financial statements and disclosures.

Note 3 Going Concern

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2021 and 2020, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company entered into a Consulting Agreement with Massagewave, Inc, owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020 with renewal options. The Company incurred consulting expense, related party of $25,000 and $25,985 as of June 30, 2021 and 2020, respectively. The Company also has an accounts payable, related party balance of $-0- and $1,500 as of June 30, 2021 and 2020, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at June 30, 2021 and 2020 is as follows:

	Useful Lives	June 30, 2021	June 30, 2020
Equipment in use	5 years	$570,510	$180,069
Leased equipment	5 years	159,266	159,266
Vehicles and trailers	5 years	60,266	60,266
Less depreciation		69,011	68,863
Total fixed assets, net		$721,031	331,335

The Company recorded depreciation expense, including depreciation on equipment in use and leased equipment, of $69,011 and $68,863 for the years ended June 30, 2021 and 2020, respectively.

Note 6 License Agreement, Related Party

On April 30, 2019, the Company entered worldwide exclusive license with Drywave Technologies, Inc. (“Drywave”), a Company owned by Steve Howe. On the terms and conditions of the agreement, the Company received intellectual property rights to manufacture, use, and offer for sale all the products related to the patents and trademarks for dry hydrotherapy therapy technologies. The license fee to acquire the technology was $2,000,000, and was paid as follows:

(a)	$350,000, plus $1,000 escrow fee, due on or before April 30, 2019;
(b)	$200,000 due on or before October 30, 2019; and
(c)	$1,450,000 due on or before March 2, 2020.

The Company made all the required payments as of March 31, 2021. After payment of the $2,000,000 License Fee, the Company pays to Drywave a royalty of 3% of Net Sales for the longer of the period in which there are valid patent claims or ten years. The Company is performing on this agreement.

The company recorded the original license fee as an intangible asset as of April 30, 2019 and is amortizing the asset over the expected useful life of the asset of 10 years. The Company recorded amortization expense of $40,625 and $50,000 for the quarters ended June 30, 2021 and 2020, respectively.

Note 7 Notes Payable

The following are the various notes payable of the Company:

PPP Loan - During the fiscal year ended March 31, 2021, the Company entered into PPP loans under the Paycheck Protection Program sponsored by the U.S. Small Business Administration (SBA) providing for proceeds of $294,066. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. $144,065.87 was forgiven on May 4, 2021 and on May 12, 2021 $151,502.67, including interest, was forgiven. Additionally, the Company borrowed an additional aggregate of $294,825 in January and February 2021 under the CARES Act, which may be forgiven subject to the terms of the Paycheck Protection Program.

Nonconvertible notes, related party - The Company has issued $1,334,007 in unsecured notes payable to investors. $824,035 is due in the short term and $509,972 is due in the long term.

Interest Rate	Issuance Date	Maturity	June 30, 2021

4.00%	12/31/2018	12/31/2020	55,250
4.00%	12/31/2018	12/31/2020	66,900
4.00%	12/31/2018	12/31/2020	74,220
4.00%	9/30/2019	9/29/2021	314,000
4.00%	9/17/2019	9/16/2020	81,500
4.00%	9/30/2019	9/29/2021	12,450
1.00%	12/31/2020	12/30/2022	254,382
1.00%	12/31/2020	12/30/2022	235,600
1.00%	12/31/2020	12/30/2022	99,970
1.00%	12/31/2020	12/30/2022	83,785
4.00%	12/31/2020	12/31/2021	53,100
4.00%	12/31/2020	12/31/2021	2,850
			1,334,007

Nonconvertible notes, non related- The Company has issued $2,469,620 in unsecured notes payable to investors. $1,750,000 is due in the short term and $719,620 is due in the long term.

Interest Rate	Default Rate	Issuance Date	Maturity	June 30, 2021
14.00%		8/1/18	1/31/20	500,000
14.00%	Additional 2%	10/30/19	10/29/20	229,500
14.00%	-	2/5/2020	2/5/2021	51,000
20.00%	Additional 2%	2/28/2020	8/27/2020	204,000
20.00%	Additional 2%	2/25/2020	8/24/2020	208,000
20.00%	Additional 2%	2/28/2020	8/27/2020	102,000
20.00%	Additional 2%	4/14/2020	10/13/2020	102,000
14.00%	Additional 2%	12/31/2019	12/31/2020	102,000
20.00%	Additional 2%	4/24/2020	4/23/2021	20,000
20.00%	Additional 2%	8/21/2020	8/20/2021	10,000
30.00%	Additional 2%	10/29/2020	2/28/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
20.00%	-	2/5/2021	7/4/2021	140,000
14.20%	25.00%	9/18/2019	9/18/2023	26,560
14.20%	25.00%	10/9/2019	10/9/2023	49,840
14.20%	25.00%	3/10/2020	3/10/2024	98,220
8.00%	-	3/9/2021	3/8/2022	100,000
10.00%	-	4/1/2021	3/31/2022	100,000
10.00%	-	4/1/2021	3/31/2024	50,000
5.00%	-	6/16/2021	3/31/2022	250,000
10.00%	-	6/22/2021	6/21/2022	50,000
				2,469,620

Convertible notes, related party – The Company has issued $29,970 in unsecured notes payable to investors of the Company, bearing an annual interest rate of 4% and a default interest rate of an additional 2%. The notes are due December 30, 2021 unless sooner paid in full or converted in accordance with the terms of conversion, provided, however, that if a “Qualified IPO” does not occur on or before the maturity date, the maturity date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent.

Convertible notes, non related - As of the year ended June 30, 2021, the Company has issued an aggregate of $1,147,610 in unsecured notes payable bearing annual interest rates of 4%. The notes are due December 2020 unless sooner paid in full or converted in accordance with the terms of conversion; provided, however, that if a “Qualified IPO” does not occur on or before the maturity date, the maturity date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (8%). The maturity date of these notes was extended to December 2021.

Upon commencement by the Company of an underwritten initial public offering or the completed Share Exchange and Reorganization Agreement, of Borrower’s common stock, the Note principal, together with all accrued and unpaid interest, will be converted into Shares as of the date of such commencement. After the share exchange was completed, the Company negotiated with the lenders to convert the loans for the amount of securities of the Company determined by dividing the outstanding balance of the Note and accrued interest by $1.80, subject to adjustment. The Company evaluates these notes at commencement for beneficial conversion features and derivatives and concluded there were none.

Auctus Loan - On June 24, 2021, the Company entered into a Securities Purchase Agreement dated as of June 24, 2021 and issued and sold to Auctus Fund, LLC (“Auctus”), a Senior Secured Promissory Note in the principal amount of $650,000 (the “Auctus Note”). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note, the Company issued two common stock purchase warrants (separately, the “First Warrant” and the “Second Warrant” and together, the “Warrants”) to Auctus, each allowing Auctus to purchase an aggregate of 4,333,333 shares of the Company’s common stock. The Second Warrant is subject to cancellation pursuant to the terms of the Auctus Note, and may not be exercised until the Trigger Date (as defined in the Second Warrant). The Warrants each have an exercise price of $0.15 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three year anniversary of the Warrants; provided, however, in the event the Company repays the Auctus Note in its entirety on or prior to the maturity date, the Second Warrant shall automatically expire and may only be exercised in the event it does not so automatically expire. The Warrants include a cashless exercise provision as set forth therein.

Note 8 Shareholders’ Equity

Common Stock - The Company is authorized to issue 1,500,000,000 shares of common stock, par value $0.001 per share. All shares of the Company’s common stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of common stock entitles the holder thereof to:

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

Preferred Stock - On April 6, 2021, the Company increased its authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000 shares, which may be issued from time to time in one or more series and/or classes. No shares of preferred stock have been issued or are outstanding as of June 30, 2021.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2021 and 2020.

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

The Company did not have any unrecognized tax benefits as of June 30, 2021 and 2020. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 10 Commitments and Contingencies

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leases – The Company leases approximately 200 square feet on a month to month basis. Under the lease, the lease term continues for 12 months and may be terminated upon 30 days prior notice from the landlord or, by the Company, upon 30 days prior written notice. As needed, additional space can be leased in the same building the Company currently utilizes.

The Company leases a warehouse facility of approximately 1,500 square feet utilized as a service location for Southern California clients. Under the lease, the lease term continues for 37 months and may be terminated upon 90 days prior notice from the landlord or, by the Company, upon 90 days prior written notice

Licenses- The Company entered into a Master Facility License Agreement in which space is currently leased at two fitness facilities to operate equipment in use. The licenses have an initial term of 90 days and then are on a month-to-month basis. The rent is a fixed fee times the number of beds that ware installed in the space. After six months, the rental fee also includes 2% of gross revenue generated under the license. Subsequent to June 30, 2021, the rental fee on the two facilities was modified to eliminate a fixed fee rental to a percentage of gross revenues. The term was also modified so the initial term of each License granted be effective as of such license’s grant date and shall continue for a period of two years, unless sooner terminated. At the expiration of a license term, the applicable license shall automatically expire and terminate unless prior to the expiration of the license term, the parties enter into a mutually agreed upon agreement for licensee to continue providing services within the applicable facility.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the periods ended June 30, 2021 and 2020, there are no proceedings in which the Company or any of its directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to its interest.

Note 11 Subsequent Events

On July 20, 2021, the principal balance under the Auctus Note was increased by $25,000 as consideration for Auctus waiving a covenant under the Auctus Note requiring the Company to comply with the reporting requirements of the Securities Exchange Act of 1934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Fiscal Quarter Ended June 30, 2021 Compared to Fiscal Quarter Ended June 30, 2020

Revenues

Total revenue was $193,389 for the fiscal quarter ended June 30, 2021, compared to $230,171 for the fiscal quarter ended June 30, 2020. The decreased revenue during the 2021 period is due to a shift of selling equipment to a shared revenue program with our customers implemented in Q1 2021.

Cost of Goods Sold

Total cost of goods sold was $6,532 for the fiscal quarter ended June 30, 2021, compared to $174,414 for the fiscal quarter ended June 30, 2020. The decrease in cost of goods sold during the 2021 period was mainly due to the Company reviewing the value of obsolete items in inventory in 2020 and writing this down by charging to cost of goods sold. Additionally, the Company is moving its business model to primarily usage memberships or revenue share with partners, where the Company retains ownership of the equipment and does not enter into a sales arrangement. Therefore, cost of goods sold is not accounted for as in a traditional sales model.

Operating Expenses

Total operating expenses was $237,179 for the fiscal quarter ended June 30, 2021, compared to $307,028 for the fiscal quarter ended June 30, 2020. There was increased depreciation and amortization, and general and administrative expenses during the 2021 period as the Company continued to build its business, offset by lower selling and marketing expenses, related party, legal and professional fees and payroll expenses, and consulting fees, as compared to 2020.

Interest Expenses

Interest expense was $29,055 for the fiscal quarter ended June 30, 2021, compared to $5,833 for the fiscal quarter ended June 30, 2020. The increase in interest expense is due to the issuance of additional promissory notes to investors in 2021.

Net Income (Loss)

The net income for the fiscal quarter ended June 30, 2021 was $66,823, resulting in income per share of $.0003, compared to net loss for the fiscal quarter ended June 30, 2020 of $275,957 resulting in loss per share of $.02.

Liquidity and Capital Resources

We have historically funded operations through the issuance of loans, evidenced by convertible and non-convertible promissory notes. Since inception, we have raised an aggregate of $6,231,000 through the sale of such promissory notes, of which approximately $4,746,000 principal amount remains outstanding and either is currently due and continuing to accrue default interest, or will be due in 2021. Additionally, in 2020 we received funding of $294,066 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, all of which was forgiven in May 2021. In January and February 2021, we, directly and through our wholly-owned subsidiary, received additional funding of $294,825 pursuant to the CARES Act and applied for forgiveness under the CARES Act in August 2021.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing total indebtedness of approximately $5,570,294, if not converted to equity, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, at this time, we do not have an established source of funds sufficient to cover operating costs after September 2021. Funds raised, if any, during 2021, are anticipated to fund not just repayment of existing obligations, but our ongoing operations including validating the business model for Relaxation Centers, hiring additional personnel, and expanding the revenue share model with additional facilities.

We do not currently have available funds to repay currently-due liabilities of approximately 5,296,527 or to repay indebtedness that is expected to become due in 2021, and are exploring refinancing, extending the maturity date and/or converting some or all of such indebtedness into equity.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three Months ended June 30,
	2021	2020
Cash used in operating activities	$97,595	$(339,023)
Cash provided by investing activities	(410,550)	(1,887,907)
Cash provided by financing activities	615,033	2,295,230
Increase in cash and cash equivalents and restricted cash	$302,078	$68,300

Comparison of the Three Months Ended June 30, 2021 and 2020

Net cash flows from operating activities for the three months ended June 30, 2021 was approximately $97,595. Cash used in operating activities for the three months ended June 30, 2020 was approximately ($339,023).

Net cash flows from investing activities for the three months ended June 30, 2021 was approximately $(410,550) compared to approximately $(1,887,907) for the three months ended June 30, 2020, which consisted of acquiring fixed assets, research and development and licensing technology.

Net cash flows from financing activities for the three months ended June 30, 2021 was $615,033 compared to approximately $2,295,230 for the three months ended June 30, 2020, which consisted of decrease of loans payable, sale of common stock, advances to related party for production, and proceeds from issuance of notes.

Going Concern

The independent auditors’ report accompanying our March 31, 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,422,641 and had a working capital deficit of $4,492,909 at June 30, 2021, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that review and evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We have begun to rectify these weaknesses by hiring additional accounting personnel in August 2021 and intend to implement an independent board of directors once we have additional resources to do so; however, our remediation of these deficiencies is still ongoing.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2021, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2021, we issued 717,672 shares of our common stock upon conversion of an outstanding convertible promissory note. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1	Certification of Steve R. Howe, Executive Chairman
31.2	Certification of Andrew E. Trumbach, Chief Financial Officer
32.1	Certification of Steve Howe, Executive Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Andrew E. Trumbach, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of August, 2021.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman
(principal executive officer)

By:	/s/ Andrew E. Trumbach
Name:	Andrew E. Trumbach
Title:	Chief Financial Officer
(principal financial and accounting officer)

