Form 10-Q
period 2021-09-30
OMNIA WELLNESS INC.
filed 2021-12-03
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 224,227,107 shares of common stock at November 30, 2021.

OMNIA WELLNESS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) - USD ($)

	Sep. 30, 2021	Mar. 31, 2021
Assets
Cash	$67,326	$28,761
Lease receivable	66,950	38,341
Due from related parties	206,700	163,200
Advances on inventory	40,000	16,000
Total current assets	380,976	246,302
Non-current assets
Fixed assets, net	417,602	314,377
Intangible assets, net	1,500,925	1,600,975
Total non-current assets	1,918,527	1,915,352
Total Assets	2,299,503	2,161,654
Current liabilities:
Accounts payable and accrued expenses	112,477	103,205
Accrued interest	441,313	1,500
Accounts payable, related party	0	427,910
Deposit liability	21,454	21,764
Warranty liability	25,667	25,667
Convertible notes	5,710,512	4,401,358
Total current liabilities	6,311,423	4,981,404
Non-Current liabilities
PPP loan	148,625	588,891
Total non-current liabilities	148,625	588,891
Total liabilities	6,460,048	5,570,295
Stockholders’ deficit:
Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 on March 31, 2021 150,000,000 authorized and 0 issued and outstanding on June 30, 2021
Common stock, par value $0.001; Authorized – 1,500,000,000; Issued and outstanding 224,227,107 on September 30, 2021, and 100,000,000 authorized and 14,900,629 issued and outstanding on March 31, 2021	14,900	14,900
Additional paid in capital benefit conversion feature on convertible notes	771,576
Additional paid-in capital	2,478,761	2,065,923
Accumulated deficit	(7,425,782)	(5,489,464)
Total stockholders’ deficit	(4,160,545)	(3,408,641)
Total Liabilities and Stockholders’ Deficit	$2,299,503	$2,161,654

Statements of Operations (Unaudited) - USD ($)

	3 Months Ended		6 Months Ended
	Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021 (Restated)	Sep. 30, 2020
Total Revenue	$57,809	$75,000	$94,931	$63,764
Total cost of goods sold	8,477	70,826	15,010	89,995
Gross profit	49,332	4,174	79,921	(26,231)
Operating expenses:
Legal and professional expense	255,048	133,904	356,002	213,294
Payroll expense	58,937	29,714	84,104	101,049
R&D Expense DryRx	397,500	0	732,000	0
Selling and marketing expense	30,544	152,896	30,920	163,138
Depreciation and amortization	72,557	69,913	143,036	138,777
General and administrative	9,184	90,250	68,412	225,744
Total operating expenses	823,770	476,677	1,414,474	842,002
Income (loss) from operations	(774,438)	(472,503)	(1,334,553)	(868,233)
Other expense:
Interest expense	147,231	378,419	274,062	364,915
Interest expense on beneficial conversion feature on convertible notes	771,576	0	771,576	0
Forgiveness of PPP Loan	146,959	-	443,873
Total other (expenses) Income	(771,848)	(378,419)	(601,765)	(364,915)
Net loss before income taxes	(1,546,286)	(850,922)	(1,936,318)	(1,233,148)
Income taxes	-	-	-
Net income (loss)	$(1,546,286)	$(850,922)	$(1,936,318)	$(1,233,148)

Statements of Changes in Stockholders’ Deficit (Unaudited) - USD ($)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Beginning balance, value at Mar. 31, 2020	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)

Net Income (Loss)				(275,957)	(275,957)
Ending balance, value at Jun. 30, 2020	55,058,006	$55,058	(10,224)	(353,804)	(308,970)

Additional paid in capital			(1,054,216)	(1,054,216)	(1,054,216)
Reverse Merger Adjustment				(1,546,047)	(1,546,047)
Net Income (Loss)				(850,922)	(850,922)
Ending balance, value at Sep 30, 2020	14,900,629	$14,900	$(1,064,440)	(3,451,185)	$(4,500,725)

Beginning balance, value at Mar. 31, 2021	14,900,629	$14,900	2,065,923	(5,489,464)	(3,408,641)
Stock Split	209,326,478
Additional paid in capital			430,123		430,123
Net Income (Loss)				(390,032)	(390,032)
Ending balance, value at Jun. 30, 2021	224,227,107	$14,900	$2,496,046	$(5,879,496)	$(3,368,550)
Additional paid in capital			754,291		754,291
Net Income (Loss)				(1,546,286)	(1,546,286)
Ending balance, value at Sep. 30, 2021	224,227,107	$14,900	$3,250,337	$(7,425,782)	$(4,160,545)

Statements of Cash Flows (Unaudited) - USD ($)

	6 Months Ended
	SEP. 30, 2021 (Restated)	SEP. 30, 2020
Cash flows from operating activities:
Net income (loss)	$(1,936,318)	$(1,233,148)
Changes in net assets and liabilities
Accounts payable and accrued expenses	7,771	295,555
Depreciation and amortization	143,576	68,863
Inventory	(24,000)	0
Interest receivable		(4,884)
Accounts receivable	(72,418)	(58,800)
PPP loan	(440,266)	0
Note Receivable		1,050
Accrued interest	13,401	391,624
Interest expense on beneficial conversion feature on convertible notes	771,576	0
Cash used in operating activities:	(1,536,678)	(539,740)
Cash flows from investing activities:
Fixed assets, net	(146,750)	(578,979)
Intangible assets, net	(0)	(1,701,000)
Cash provided by investing activities	(146,750)	(2,279,979)
Cash flows from financing activities:
Proceeds from loan payable	1,309,154	5,937,780
Cash received from common stock	412,839	(3,234,564)
Cash provided by financing activities	1,721,993	2,703,216
Change in cash	38,565	(116,503)
Cash- beginning of period	28,761	-
Cash-end of period	67,326	(116,503)

Omnia Wellness Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Sept 30, 2021, and 2020

Note 1 Nature of Operations

Omnia Wellness Inc. (the “Company”) was incorporated as a Nevada corporation on March 2, 2016, by the filing of articles of incorporation with the Secretary of State of the State of Nevada under the name Glolex, Inc.

On June 25, 2019, Maksim Charniak, the Company’s then sole executive officer and director and the owner of 3,000,000 shares (pre- stock split) of the Company’s common stock, sold all his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company. As part of that transaction, Mr. Charniak resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company. Mr. Samad also purchased 1,167,937 shares (pre-stock split) of the Company’s common stock in a series of private transactions, resulting in Mr. Samad owning 4,167,937 shares (pre-stock split) of the Company’s common stock, or approximately 95.6% of the issued and outstanding common stock of the Company.

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

On April 17, 2020, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Omnia Wellness Corporation (formerly known as Bed Therapies Inc.), a Texas corporation (“Omnia Corp.”), and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of capital stock of Omnia Corp. The transactions contemplated by the Exchange Agreement were consummated on January 5, 2021, and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding shares of common stock of Omnia Corp., no par value, or the Omnia Corp. Shares, were exchanged for shares of the Company’s common stock, par value $0.001 per share, based on the exchange ratio of one share of the Company’s common stock for every one Omnia Corp. Share. The Company refers herein to the transactions contemplated by the Exchange Agreement, collectively, as the Acquisition. Accordingly, the Company acquired 100% of Omnia Corp. in exchange for the issuance of 10,000,000 (not adjusted to reflect the Company’s 15:1 forward stock split on April 6, 2021) shares of the Company’s common stock and Omnia Corp. became the Company’s wholly owned subsidiary. As of the closing of the Acquisition (the “Closing”), Mr. Samad, resigned as an officer and director of the Company and agreed to cancel 52,656,888 (pre-stock split) shares of the Company’s common stock owned beneficially and of record by him as part of the conditions to Closing, which were cancelled immediately following the Closing. The Company also issued an aggregate of 1,269,665 (pre-stock split) shares of common stock on January 5, 2021, as a result of the conversion in accordance with their terms of outstanding convertible promissory notes in the aggregate principal amount of approximately $539,000.

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

Following the Acquisition, the Company, through its wholly owned subsidiary Omnia Corp., now develops and markets products for wellness and physical therapy markets, using patented dry-hydro therapy equipment that the Company plans to offer and sell in medical and fitness markets.

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

Risks and Uncertainties - The Company’s operations may be subject to significant risk and uncertainties including financial, operational, regulatory, and other risks associated with a start-up company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. As of September 30, 2021, and 2020, there were 224,227,107 and 55,058,006, respectively, of common stock equivalents.

Cash - In the consolidated statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality.

Related Party Transactions - The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Advance Payments on Purchases of Inventory, related party - Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or a lease of the bed and equipment occurs or beds are moved to rental facilities and placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for lease to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $40,000 and $0 as of September 30, 2021 and 2020, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations or leased equipment to customers in which ownership is maintained by the Company. For leased equipment under agreements, depreciation is provided using the straight-line method over the 60-month maximum useful life instead of the remaining agreement term. The accumulated depreciation was calculated to be $169,230 and $97,276 as of September 30, 2021, and 2020, respectively.

Patent Cost - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $500,075 and $300,000 as of September 30, 2021, and 2020, respectively.

License Payable, related party - License payable is the remaining balance due for the initial intangible asset cost. License payable is classified as current liabilities if payment is due within one year or less. If not, they are presented as non-current liabilities.

Warranty Liability - For sales to customers, the Company provides a warranty on the beds sold which includes, a three-year warranty on parts, a five-year warranty on the frame and a 90-day warranty on any labor. Warranty liability is accrued and is estimated at 5% of monthly sales and adjusted for actual repairs, replacements, and warranties as they are incurred. The Company periodically assesses the adequacy of our recorded warranty liability and book adjustments as claims data and experience warrants.

Beneficial Conversion Features - The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature (“BCF”) is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. As of September 30, 2021 and 2020, the Company did not have any conversion options that were in the money.

Derivatives - The Company accounts for derivative instruments in accordance with ASC815 and ASC470, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2021 and 2020, the Company did not have any derivative instruments that were designated as hedges.

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

The Company records leases of inventory under ASC 842 - Leases. Due to the probability of collection, the Company maintains the assets on the financials and records a deposit liability for the payments received until the collectability becomes probable. Once collectability becomes probable, the asset is derecognized, and the lease investment is recorded. The leases tend to have a fixed monthly payment, and some include a revenue share for additional revenues the equipment generates. The leases have a lease term of 48 to 60 months and the right of the lease to purchase the bed at the end of the lease term.

Income Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de- recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carrybacks and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of September 30, 2021, and 2020 due to the relatively short maturity of the respective instruments.

Recently Issued Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016- 02”), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, and must be applied under a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. The Company does not believe this standard will have a material impact on the Company’s financial statements and disclosures. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and must be adopted under a modified retrospective method approach. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. The Company does not believe this standard will have a material impact on the Company’s financial statements and disclosures.

Note 3 Going Concern

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2021 and 2020, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Parties

The Company outsources its manufacturing pursuant to a Contract Services Agreement with DryRX, LLC dated as of January 1, 2020, which replaced and superseded the Contract Services Agreement with DryRX, LLC dated as of July 22, 2018, which expired in accordance with its terms. The Contract Services Agreement, among other things, provides that DryRX shall provide manufacturing and support services on behalf of the Company, and shall be responsible for the manufacturing oversight and production operations of the Company’s products. In return, the Company is obligated to pay to DryRX a fee equal to 10% of net sales less cost-of-goods-sold and all expenses associated with the services. DryRX is owned and controlled by Steve Howe’s brother.

The Company entered into a Consulting Agreement with Massagewave, Inc, owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020, with renewal options. The Company incurred consulting expense, related party of $68,262 and $111,884 as of September 30, 2021, and 2020, respectively. The Company also has an accounts payable, related party balance of $1,500 and $1,500 as of September 30, 2021, and 2020, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at September 30, 2021 and 2020 is as follows:

	Useful Lives	September 30, 2021	September 30, 2020
Inventory at 3rd Party Warehouse	5 years	$212,000	329,000
Equipment in use	5 years	$147,000	$0
Vehicles and Trailers	5 years	60,266	60,266
Research and Development	5 years	0	217,076
Patent Costs	10 years	2,001,000	0
Building improvements	40 years	167,565	0
Less depreciation and amortization		669,304	97,277
Total fixed assets, net		$1,918,527	509,065

The Company recorded depreciation expense, including depreciation on equipment in use and leased equipment, of $61,700 and $57,340 for the years ended September 30, 2021, and 2020, respectively.

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

The company recorded the original license fee as an intangible asset as of April 30, 2019, and is amortizing the asset over the expected useful life of the asset of 10 years. The Company recorded amortization expense of $50,025 and $50,000 for the Quarters ended September 30, 2021, and 2020, respectively.

Note 7 Notes Payable

The following are the various notes payable of the Company:

PPP Loan - During the fiscal year ended March 31, 2021, the Company received PPP loans under the Paycheck Protection Program sponsored by the U.S. Small Business Administration (SBA) providing for proceeds of $294,066. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. $145,411 was forgiven on May 4, 2021, on May 12, 2021, $151,502.67, including interest, was forgiven. Additionally, the Company borrowed an additional aggregate of $294,825 in January and February 2021 under the CARES Act, which may be forgiven subject to the terms of the Paycheck Protection Program. $146,959, including interest was forgiven on August 17, 2021.

Nonconvertible notes, related party - The Company has issued $1,244,655 in unsecured notes payable to investors. $1,180,937 is due in the short term and $63,718 is due in the long term.

Interest Rate	Issuance Date	Maturity	September 30, 2021

4.00%	12/31/2018	12/31/2020	55,250
4.00%	12/31/2018	12/31/2020	66,900
4.00%	12/31/2018	12/31/2020	74,220
4.00%	9/30/2019	9/29/2021	314,000
4.00%	9/17/2019	9/16/2020	81,500
4.00%	9/30/2019	9/29/2021	12,450
1.00%	12/31/2020	12/30/2022	254,382
1.00%	12/31/2020	12/30/2022	235,600
1.00%	12/31/2020	12/30/2022	83,785
4.00%	12/31/2020	12/31/2021	53,100
4.00%	12/31/2020	12/31/2021	13,468
			1,244,655

Nonconvertible notes, non-related- The Company has issued $2,670,844 in unsecured notes payable to investors. $2,468,219 is due in the short term and $202,625 is due in the long term.

Interest Rate	Default Rate	Issuance Date	Maturity	September 30, 2021
14.00%		8/1/18	1/31/20	500,000
14.00%	Additional 2%	10/30/19	10/29/20	229,500
14.00%	-	2/5/2020	2/5/2021	51,000
-%	-%	2/28/2020	8/27/2020	372,219
20.00%	Additional 2%	2/25/2020	8/24/2020	208,000
20.00%	Additional 2%	2/28/2020	8/27/2020	102,000
14.00%	Additional 2%	12/31/2019	12/31/2020	102,000
20.00%	Additional 2%	4/24/2020	4/23/2021	20,000
30.00%	Additional 2%	10/29/2020	2/28/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
20.00%	-	2/5/2021	7/4/2021	112,000
18.20%	25.00%	9/18/2019	9/18/2023	25,055
18.20%	25.00%	10/9/2019	10/9/2023	40,100
18.20%	24.00%	3/10/2020	3/10/2024	94,420
15.00%	-	4/1/2021	3/31/2022	43,050
10.00%	-	4/1/2021	3/31/2022	100,000
12.00%	-	6/23/2021	6/22/2022	595,000
				2,670,844

Convertible notes, related party - The Company has issued $29,970 in unsecured notes payable to investors of the Company, bearing an annual interest rate of 4% and a default interest rate of an additional 2%. The notes are due December 30, 2021 unless sooner paid in full or converted in accordance with the terms of conversion, provided, however, that if a “Qualified IPO” does not occur on or before the maturity date, the maturity date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent.

Convertible notes, non related - As of the year ended September 30, 2021, the Company has issued an aggregate of $1,811,643 in unsecured notes payable bearing average annual interest rates of 10%. The notes are due between March – October 2022 unless sooner paid in full or converted in accordance with the terms of conversion; provided, however, that if a “Qualified IPO” does not occur on or before the maturity date, the maturity date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (10%). The maturity date of these notes was extended to December 2021.

Upon commencement by the Company of an underwritten initial public offering or the completed Share Exchange and Reorganization Agreement, of Borrower’s common stock, the Note principal, together with all accrued and unpaid interest, will be converted into Shares as of the date of such commencement. After the share exchange was completed, the Company negotiated with the lenders to convert the loans for securities of the Company determined by dividing the outstanding balance of the Note and accrued interest by $1.80, subject to adjustment. The Company evaluates these notes at commencement for beneficial conversion features and derivatives and concluded there were none.

Auctus Loan - On June 24, 2021, the Company entered into a Securities Purchase Agreement dated as of June 24, 2021, and issued and sold to Auctus Fund, LLC (“Auctus”), a Senior Secured Promissory Note in the principal amount of $650,000 (the “Auctus Note”). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note, the Company issued two common stock purchase warrants (separately, the “First Warrant” and the “Second Warrant” and together, the “Warrants”) to Auctus, each allowing Auctus to purchase an aggregate of 4,333,333 shares of the Company’s common stock. The Second Warrant is subject to cancellation pursuant to the terms of the Auctus Note and may not be exercised until the Trigger Date (as defined in the Second Warrant). The Warrants each have an exercise price of $0.15 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three year anniversary of the Warrants; provided, however, in the event the Company repays the Auctus Note in its entirety on or prior to the maturity date, the Second Warrant shall automatically expire and may only be exercised in the event it does not so automatically expire. The Warrants include a cashless exercise provision as set forth therein.

Note 8 Shareholders’ Equity

Common Stock - The Company is authorized to issue 1,500,000,000 shares of common stock, par value $0.001 per share. All shares of the Company’s common stock have equal rights and privileges with respect to voting, liquidation, and dividend rights. Each share of common stock entitles the holder thereof to:

a.	One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;

b.	To participate equally and to receive all such dividends as may be declared by the Board of Directors out of funds legally available; therefore, and

c.	To participate pro rata in any distribution of assets available for distribution upon liquidation.

Stockholders have no pre-emptive rights to acquire additional shares of common stock or any other securities. Common shares are not subject to redemption and carry no subscription or conversion rights.

Preferred Stock - On April 6, 2021, the Company increased its authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000 shares, which may be issued from time to time in one or more series and/or classes. No shares of preferred stock have been issued or are outstanding as of September 30, 2021.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of September 30, 2021, and 2020.

Note 9 Income Taxes

Income Tax Expense

For the fiscal year ended September 31, 2021, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is the change in the valuation allowance. For the fiscal year ended September 31, 2021, and 2020, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Colorado. The Company’s federal and state tax years for the 2018 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of September 30, 2021, and 2020. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 10 Commitments and Contingencies

Off-Balance Sheet Arrangements - The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leases - The Company leases approximately 200 square feet on a month-to-month basis. Under the lease, the lease term continues for 12 months and may be terminated upon 30 days prior notice from the landlord or, by the Company, upon 30 days prior written notice. As needed, additional space can be leased in the same building the Company currently utilizes.

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

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the periods ended September 30, 2021 and 2020, there are no proceedings in which the Company or any of its directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to its interest.

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

Business

We develop and market products for wellness and physical therapy markets, using patented dry-hydro therapy equipment that we plan to offer and sell in fitness and medical markets.

Our mission is to redefine the massage industry by introducing affordable, “on demand” massage memberships through a network of retail locations, which we refer to as Relaxation Centers, which feature a patented, touchless SOLAJET™ massage, a technology equivalent to hands-on massage. We seek to become the leading provider of therapeutic massage and the most recognized brand in the massage category through the rapid and focused expansion of Relaxation Centers in key markets throughout the U.S. and Europe. The goal is not only to capture a significant share of the existing market but also to expand the massage market as a whole by attracting a large segment of potential customers who are averse to human touch.

We plan to introduce a disruptive business model into the traditional massage industry by delivering the important benefits of massage in a more affordable and convenient way. We have created a unique and expandable business model that we believe breaks through the main barriers of massage which include cost, scheduling, and quality/consistency.

Central to our business plan is the creation of Relaxation Centers, which are premium, spa-like locations that can be located, and an appointment booked, by customers or “members” using a smartphone app or the web (massage on demand). We expect that each Relaxation Center will have an average of ten patented dry-hydrotherapy SOLAJET™ massage systems where customers will receive a private, deeply relaxing, consistent and therapeutic massage. We believe that the experience is equal to a traditional hands-on massage provided by an experienced, licensed masseuse. The SOLAJET™ massage systems are designed to permit customers to control virtually every aspect of the massage session by the touch of a button.

Our retail membership model is currently based upon a price from $5 to $10 per fifteen minute session. We believe that the combined experience of deep tissue massage, therapeutic heat and proprietary wave therapy is so significant, the effects of a one hour hands-on massage can be felt in as little as one fifteen minute session. Due to this technology advantage, we expect to operate the Relaxation Centers with a minimal amount of staffing, as well as potentially franchise Relaxation Centers to third parties to enhance the rate of growth. Based on projected usage rates determined by us after multiple years of product development and market testing, we estimate that a single SOLAJET™ massage system may generate approximately $60,000 in annual revenue with a target gross margin of approximately 60%.

History

On April 17, 2020, we entered into the Exchange Agreement with Omnia Corp. and the beneficial stockholders of Omnia Corp. to acquire 100% of the issued and outstanding shares of capital stock of Omnia Corp. The transactions contemplated by the Exchange Agreement were consummated on January 5, 2021 and, pursuant to the terms of the Exchange Agreement, among other things, all outstanding Omnia Corp. Shares were exchanged for shares of our common stock, par value $0.001 per share, based on the exchange ratio of one share of our common stock for every one Omnia Corp. Share. Accordingly, we acquired 100% of Omnia Corp. in exchange for the issuance of 10,000,000 shares of our common stock and Omnia Corp. became our wholly-owned subsidiary. As of the Closing, Mr. Amer Samad, formerly our sole director and executive officer, agreed to cancel 52,656,888 (pre-stock split) shares of our common stock owned beneficially and of record by him as part of the conditions to Closing, which were cancelled immediately after the Closing. We also issued an aggregate of 1,269,665 shares of common stock on January 5, 2021 as a result of the conversion in accordance with their terms of outstanding convertible promissory notes in the aggregate principal amount of approximately $539,000.

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

Fiscal Quarter Ended September 30, 2021 Compared to Fiscal Quarter Ended September 30, 2020

Revenues

Total revenue was $57,809 for the fiscal quarter ended September 30, 2021, compared to $ 75,000 for the fiscal quarter ended September 30, 2020. The decreased revenue during the 2021 period is due to a shift of selling equipment to a shared revenue program with our customers implemented in the first fiscal quarter of 2021. The Company also obtained PPP loan forgiveness of approximately $147,000 for the fiscal quarter ended September 30, 2021.

Cost of Goods Sold

Total cost of goods sold was $8,477 for the fiscal quarter ended September 30, 2021, compared to $70,826 for the fiscal quarter ended September 30, 2020. The decrease in cost of goods sold during the 2021 period was due to the Company moving its business model to primarily usage memberships or revenue share with partners, where the Company retains ownership of the equipment and does not enter into a sales arrangement. Therefore, cost of goods sold is not accounted for as in a traditional sales model.

Operating Expenses

Total operating expenses was $426,270 for the fiscal quarter ended September 30, 2021, compared to $476,677 for the fiscal quarter ended September 30, 2020. There was a decrease due to selling and marketing, general and administrative expenses and payroll expense during the 2021 period as the Company continued to build its business, offset by higher depreciation and amortization expenses, related party, legal and professional fees and consulting fees, as compared to 2020.

Interest Expenses

Interest expense was $918,807 for the fiscal quarter ended September 30, 2021, compared to $378,419 for the fiscal quarter ended September 30, 2020. The increase in interest expense from 2020 is due to the Company issuing convertible notes during the period in the amount of $1,090,000, that convert into shares at a lower cost than the cost that was offered to the current market (the Beneficial Conversion Feature). The convertible notes convert within 12 months at $.22/ share and were issued when the market for the shares ranged from $.17 to $.36/share. The Company is recognizing the cost for the price difference in those shares, which represents the share’s intrinsic value and is considered an additional cost of financing and is recorded as an interest expense for the period of $771,576.

Net Income (Loss)

The net loss for the fiscal quarter ended September 30, 2021 was $(1,546,286), compared to a net loss for the fiscal quarter ended September 30, 2020 of $(850,922). The net loss of $(1,546,286) as of the fiscal quarter ended September 30, 2021 resulted in a loss per share of (.006) compared to a net loss of $(850,922) as of September 30, 2020, resulting in a loss per share of (.004).

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

Revenues

Total revenue was $94,931 for the six months ended September 30, 2021, compared to $63,764 for the six months ended September 30, 2020. The increase in revenue during the 2021 period is due to a shift of selling equipment to a shared revenue program with our customers implemented in the first fiscal quarter of 2021. The Company also had $443,873 of Income in 2021 from the forgiveness of its PPP loan under the CARES Act.

Cost of Goods Sold

Total cost of goods sold was $15,010 for the six months ended September 30, 2021, compared to $89,995 for the six months ended September 30, 2020. The decrease in cost of goods sold during the 2021 period was mainly due to the Company reviewing the value of obsolete items in inventory in 2020 and writing this down by charging to cost of goods sold. Additionally, the Company is moving its business model to primarily usage memberships or revenue share with partners, where the Company retains ownership of the equipment and does not enter into a sales arrangement. Therefore, cost of goods sold is not accounted for as in a traditional sales model.

Operating Expenses

Total operating expenses was $682,476 for the six months ended September 30, 2021, compared to $842,002 for the six months ended September 30, 2020. There was a decrease due to selling and marketing, general and administrative expenses and payroll expense during the 2021 period as the Company continued to build its business, offset by higher depreciation and amortization expenses, related party, legal and professional fees and consulting fees, as compared to 2020.

Interest Expenses

Interest expense was $1,045,638 for the six months ended September 30, 2021, compared to $364,915 for the six months ended September 30, 2020. The increase in interest expense from 2020 is due to the Company issuing convertible notes during the period in the amount of $1,090,000, that convert into shares at a lower cost than the cost that was offered to the current market (the Beneficial Conversion Feature). The convertible notes convert within 12 months at $.22/ share and were issued when the market for the shares ranged from $.17 to $.36/ share. The Company is recognizing the cost for the price difference in those shares, which represents the share’s intrinsic value and is considered an additional cost of financing and is recorded as an interest expense for the period of $771,576.

Net Income (Loss)

The net loss for the six months ended September 30, 2021 was $(1,936,318), compared to net loss for the six months ended September 30, 2020 of $(1,233,148). The net loss of $(1,936,318) as of the six months ended September 30, 2021 resulted in a loss per share of (.008), compared to a net loss of $(1,233,148) as of September 30, 2020, resulting in a loss per share of (.005).

Liquidity and Capital Resources

We have historically funded operations through the issuance of loans, evidenced by convertible and non-convertible promissory notes. Since inception, we have raised an aggregate of $8,891,158 through the sale of such promissory notes, of which approximately $5,392,984 principal amount remains outstanding and either is currently due and continuing to accrue default interest, or will be due in 2021. Additionally, in 2021 we received funding of $294,825, for a total of $ 588,891, pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which approximately $444,000 was forgiven in May and August 2021, and approximately $148,000 was forgiven in October 2021.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations, including the opening of Relaxation Centers, and meet expected future liquidity requirements, as well as to repay our remaining existing total indebtedness of approximately $6,403,103, if not converted to equity, or we will be required to curtail or terminate some or all of our installations or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. In addition, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world, including our business. Therefore, there can be no assurance that management’s plans will be successful. We may not be able to negotiate any such financing arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations. Furthermore, at this time, we do not have an established source of funds sufficient to cover operating costs after January, 2022. Funds raised, if any, are anticipated to fund not just repayment of existing obligations, but our ongoing operations including validating the business model for Relaxation Centers, hiring additional personnel, and expanding the revenue share model with additional facilities.

We currently have available funds to repay currently due liabilities of approximately $67,326 but we do not have available funds to repay note indebtedness that is expected to become due in 2021, and are exploring refinancing, extending the maturity date and/or converting some or all of such indebtedness into equity.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Six Months ended September 30,
	2021	2020
Cash used in operating activities	$(1,536,678)	$(539,740)
Cash provided by investing activities	(146,750)	(2,279,979)
Cash provided by financing activities	1,721,993	2,703,216
Change in cash	$38,565	$(116,503)

Cash used in operating activities for the six months ended September 30, 2021 was $(1,536,678). Cash used in operating activities for the six months ended September 30, 2020 was $(539,740). The additional expenses reflect interest on beneficial conversion feature and costs in leasehold improvements incurred in preparing our first company store location on Long Island, NY.

Cash provided by investing activities for the six months ended September 30, 2021 was $(146,750), compared to $(2,279,979) for the six months ended September 30, 2020, which consisted of acquiring fixed assets, research and development and licensing technology.

Cash provided by financing activities for the six months ended September 30, 2021 was $1,721,993, compared to $2,703,216 for the six months ended September 30, 2020, which consisted of decrease of loans payable, advances to related party for production, and proceeds from issuance of notes.

Going Concern

The independent auditors’ report accompanying our March 31, 2021, financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(6,251,138) and had a working capital deficit of $(5,930,448) at September 30, 2021, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that review and evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Although we have begun to rectify these weaknesses by the hiring of an additional accounting personnel in August 2021, and intend to implement an independent board of directors and a full-time Chief Financial Officer once we have additional resources to do so, our remediation of these deficiencies is still ongoing.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2021, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on September 1, 2021)
10.2	Promissory Note dated February 11, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on August 20, 2021)
10.3	Note dated January 25, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on August 20, 2021)
31.1	Certification of Steve R. Howe, Executive Chairman
31.2	Certification of Andrew E. Trumbach, Chief Financial Officer
32.1	Certification of Steve Howe, Executive Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Andrew E. Trumbach, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of December, 2021.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman
(principal executive officer)

By:	/s/ Andrew E. Trumbach
Name:	Andrew E. Trumbach
Title:	Chief Financial Officer
(principal financial and accounting officer)

