Form 10-Q/A
period 2021-06-30
OMNIA WELLNESS INC.
filed 2021-12-10
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As described in the Current Report on Form 8-K of Omnia Wellness Inc. (the “Company”) filed on November 29, 2021, the Company is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or “Amended Filing”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Original Filing”), to restate its unaudited consolidated financial statements and related footnote disclosures for the three months ended June 30, 2021 due to a reclassification of research and development expenses into an equity account, as well as a correction to the amount of accrued interest for the period covered by the Original Filing. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed below, and corrects certain typographical and other immaterial errors found in the Original Filing.

Additionally, in connection with the Original Filing, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2021. Subsequently, the Company’s management has determined that the improper accounting was a deficiency in its internal control over financial reporting.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Accordingly, the Company hereby amends Part II - Item 6 of the Original Filing to reflect the filing of the new certifications.

Except for the items mentioned above, this Amendment No. 1 does not amend the Company’s previously filed Form 10-Q, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these restatements.

This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

OMNIA WELLNESS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Omnia Wellness Inc.

Consolidated Balance Sheet

	June 30, 2021 (Restated)	March 31, 2021
	(Unaudited)
Assets
Cash	$330,838	$28,761
Lease receivable	63,738	38,341
Due from related parties	164,200	163,200
Advances on inventory	40,000	16,000
Total current assets	598,776	246,302

Non-current assets
Fixed assets, net	406,634	314,377
Intangible assets, net	1,550,950	1,600,975
Total non-current assets	1,957,584	1,915,352

Total Assets	$2,556,360	$2,161,654

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$111,455	$103,205
Accrued interest	452,552	1,500
Accounts payable, related party	1,500-	427,910
Deposit liability	21,763	21,764
Warranty liability	25,667	25,667
Convertible notes	5,017,148	4,401,358
Total current liabilities	5,630,085	4,981,404

Non-Current liabilities
PPP loan	294,825	588,891
Total non-current liabilities	294,825	588,891

Total liabilities	5,924,910	5,570,295

Stockholders’ deficit:
Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 on March 31, 2021 150,000,000 authorized and 0 issued and outstanding on June 30, 2021	-	-
Common stock, par value $0.001; Authorized – 1,500,000,000; Issued and outstanding 224,227,107 on June 30, 2021, and 100,000,000 authorized and 14,900,629 issued and outstanding on March 31, 2021	14,900	14,900
Additional paid-in capital	2,496,046	2,065,923
Accumulated deficit	(5,879,496)	(5,489,464)
Total stockholders’ deficit	(3,368,550)	(3,408,641)

Total Liabilities and Stockholders’ Deficit	$2,556,360	$2,161,654

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2021 (Restated)	June 30, 2020

Sales Revenue	$37,121	$230,171

Total Revenue	37,121	230,171
Cost of goods sold	5,300	174,414
Shipping	1,232	-
Total cost of goods sold	6,532	174,414
Gross profit	30,589	55,757
Operating expenses:
Legal and professional expense	100,955	79,390
Payroll expense	25,166	71,334
Selling and marketing expense	376	10,242
Depreciation and amortization	70,479	68,863
R&D Expense	334,500
General and administrative	59,228	77,199
Total operating expenses	590,704	307,028

Income (loss) from operations	(560,115)	(251,271)

Other expense:
Interest expense	126,831	5,833
Forgiveness of PPP Loan	(296,914)
Total other expenses	(170,083)	5,833

Net loss before income taxes	(390,032)	(257,104)
Income taxes	0	18,853

Net income (loss)	$(390,032)	(275,957)

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended June 30, 2021 and June 30, 2020

(Unaudited)

	Common Stock		Additional			Total
	Shares	Common Stock	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at March 31, 2020	55,058,006	$55,058	$(10,224)	$-	$(77,847)	$(33,013)

Net loss	-	-	-	-	(275,957)	(275,957)
Balance at June 30, 2020	55,058,006	$55,058	$(10,224)	$-	$(353,804)	$(308,970)

Balance at March 31, 2021	14,900,629	$14,900	$2,065,923	$-	$(5,489,464)	$(3,408,641)
Stock Split	209,326,478
Additional paid in capital			430,123			430,123
Net Income	-	-	-	-	(390,032)	(390,032)

Balance at June 30, 2021	224,227,107	$14,900	$2,496,046	$-	$(5,879,496)	$(3,368,550)

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2021 (Restated)	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$(390,032)	$(275,957)
Changes in net assets and liabilities
Accounts payable and accrued expenses	8,250	863,162
Depreciation and amortization	71,019	68,863
Inventory	(24,000)	(945,000)
Interest receivable	-	(8,842)
Accounts receivable	(26,397)	(624,242)
PPP loan	(294,066)	150,000
Note Receivable	-	(105,796)
Accrued interest	24,640	124,601
Cash used in operating activities:	(630,586)	(753,211)

Cash flows from investing activities:
Fixed assets, net	(113,250)	(274,633)
Intangible assets, net	-	(1,751,000)
Cash provided by investing activities	(113,250)	(2,025,633)

Cash flows from financing activities:
Proceeds from loan payable	615,790	5,337,383
Proceeds from sale of common stock	425,745	-
Equity	4,379	(2,490,239)
Cash provided by financing activities	1,045,914	2,847,144

Change in cash	302,078	68,300
Cash- beginning of period	28,760	0
Cash-end of period	$330,838	$68,300

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Advance Payments on Purchases of Inventory, related party – Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or a lease of the bed and equipment occurs or beds are moved to rental facilities and placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for lease to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $40,000 and $16,000 as of June 30, 2021 and 2020, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations or leased equipment to customers in which ownership is maintained by the Company. For leased equipment under agreements, depreciation is provided using the straight-line method over the 60 month maximum useful life instead of the remaining agreement term. The accumulated depreciation was calculated to be $146,698 and $68,863 as of June 30, 2021, and 2020, respectively.

Patent Cost - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $450,050 and $50,000 as of June 30, 2021 and 2020, respectively.

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

The Company entered into a Consulting Agreement with Massagewave, Inc., owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020 with renewal options. The Company incurred consulting expense, related party of $36,856 and $25,985 as of June 30, 2021 and 2020, respectively. The Company also has an accounts payable, related party balance of $1,500 and $1,500 as of June 30, 2021 and 2020, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at June 30, 2021 and 2020 is as follows:

	Useful Lives	June 30, 2021	June 30, 2020
Equipment in use	5 years	$359,000	$180,069
Leased equipment	5 years	0	159,266
Vehicles and trailers	5 years	60,266	60,266
Building and Improvements	40 years	134,066	0
Less depreciation		146,698	68,863
Total fixed assets, net		$406,634	331,335

The Company recorded depreciation expense, including depreciation on equipment in use and leased equipment, of $70,479 and $68,863 for the years ended June 30, 2021 and 2020, respectively.

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
			1,334,007

Nonconvertible notes, non related- The Company has issued $2,702,480 in unsecured notes payable to investors. $2,489,970 is due in the short term and $212,510 is due in the long term.

Interest Rate	Default Rate	Issuance Date	Maturity	June 30, 2021
14.00%		8/1/18	1/31/20	500,000
14.00%	Additional 2%	10/30/19	10/29/20	229,500
14.00%	-	2/5/2020	2/5/2021	51,000
20.00%	Additional 2%	2/28/2020	8/27/2020	204,000
20.00%	Additional 2%	2/25/2020	8/24/2020	208,000
20.00%	Additional 2%	2/28/2020	8/27/2020	102,000
20.00%	Additional 2%	4/14/2020	10/13/2020	102,000
14.00%	Additional 2%	12/31/2019	12/31/2020	102,000
20.00%	Additional 2%	4/24/2020	4/23/2021	20,000
30.00%	Additional 2%	10/29/2020	2/28/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
12.00%	-	12/31/2020	12/30/2022	59,970
20.00%	-	2/5/2021	7/4/2021	140,000
14.20%	25.00%	9/18/2019	9/18/2023	25,900
14.20%	25.00%	10/9/2019	10/9/2023	44,970
14.20%	25.00%	3/10/2020	3/10/2024	94,420
10.00%	-	4/1/2021	3/31/2022	100,000
10.00%	-	4/1/2021	3/31/2024	47,720
12.00%	-	6/23/2021	6/22/2022	595,000
				2,702,480

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

Convertible notes, non related - As of the year ended June 30, 2021, the Company has issued an aggregate of $1,086,643 in unsecured notes payable bearing annual interest rates of 4%. The notes are due December 2020 unless sooner paid in full or converted in accordance with the terms of conversion; provided, however, that if a “Qualified IPO” does not occur on or before the maturity date, the maturity date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (8%). The maturity date of these notes was extended to December 2021.

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

Fiscal Quarter Ended June 30, 2021 Compared to Fiscal Quarter Ended June 30, 2020

Revenues

Total revenue was $37,121 for the fiscal quarter ended June 30, 2021, compared to $230,171 for the fiscal quarter ended June 30, 2020. The decreased revenue during the 2021 period is due to a shift of selling equipment to a shared revenue program with our customers implemented in Q1 2021.

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

Operating Expenses

Total operating expenses was $590,704 for the fiscal quarter ended June 30, 2021, compared to $307,028 for the fiscal quarter ended June 30, 2020. There was increased depreciation and amortization, and general and administrative expenses during the 2021 period as the Company continued to build its business, offset by lower selling and marketing expenses, related party, legal and professional fees and payroll expenses, and consulting fees, as compared to 2020.

Interest Expenses

Interest expense was $126,381 for the fiscal quarter ended June 30, 2021, compared to $5,833 for the fiscal quarter ended June 30, 2020. The increase in interest expense is due to the issuance of additional promissory notes to investors in 2021.

Net Income (Loss)

The net (loss) for the fiscal quarter ended June 30, 2021 was $(390,032), resulting in income per share of $.0013, compared to net loss for the fiscal quarter ended June 30, 2020 of $275,957 resulting in loss per share of $.001.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three Months ended June 30,
	2021	2020
Cash used in operating activities	$(630,586)	$(339,023)
Cash provided by investing activities	(113,250)	(1,887,907)
Cash provided by financing activities	1,045,914	2,295,230
Increase in cash and cash equivalents and restricted cash	$302,078	$68,300

Comparison of the Three Months Ended June 30, 2021 and 2020

Net cash flows from operating activities for the three months ended June 30, 2021 was approximately $(630,586). Cash used in operating activities for the three months ended June 30, 2020 was approximately ($339,023).

Net cash flows from investing activities for the three months ended June 30, 2021 was approximately $(113,250) compared to approximately $(1,887,907) for the three months ended June 30, 2020, which consisted of acquiring fixed assets, research and development and licensing technology.

Net cash flows from financing activities for the three months ended June 30, 2021 was $1,045,914 compared to approximately $2,295,230 for the three months ended June 30, 2020, which consisted of decrease of loans payable, sale of common stock, advances to related party for production, and proceeds from issuance of notes.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,879,496 and had a working capital deficit of $5,031,309 at June 30, 2021, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of December, 2021.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman
(principal executive officer)

By:	/s/ Andrew E. Trumbach
Name:	Andrew E. Trumbach
Title:	Chief Financial Officer
(principal financial and accounting officer)

