Form 10-Q
period 2021-12-31
OMNIA WELLNESS INC.
filed 2022-02-22
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,905,146 shares of common stock at February 18, 2022.

OMNIA WELLNESS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) - USD ($)

	Dec. 31, 2021	Mar. 31, 2021
Assets
Cash	$28,697	$28,761
Accounts receivable	41,768	38,341
Due from related parties	305,600	163,200
Advances on inventory	43,700	16,000
Total current assets	419,765	246,302
Non-current assets
Fixed assets, net	466,560	314,377
Intangible assets, net	1,450,900	1,600,975
Total non-current assets	1,917,460	1,915,352
Total Assets	2,337,225	2,161,654
Current liabilities:
Accounts payable and accrued expenses	330,011	103,205
Accrued interest	483,709	1,500
Accounts payable, related party	0	427,910
Deposit liability	8,002	21,764
Payroll Liability	19,322
Warranty liability	25,667	25,667
Notes Payable	5,631,633	4,401,358
Total current liabilities	6,498,344	4,981,404
Non-Current liabilities
PPP loan	0	588,891
Total non-current liabilities	0	588,891
Total liabilities	6,498,344	5,570,295
Stockholders’ deficit:
Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 on March 31, 2021 150,000,000 authorized and 0 issued and outstanding on December 31, 2021
Common stock, par value $0.001; Authorized - 1,500,000,000; Issued and outstanding 229,905,146 on December 31, 2021, and 1,500,000,000 authorized and 224,227,107 issued and outstanding on March 31, 2021	14,900	14,900
Additional paid in capital benefit conversion feature on convertible notes	899,825	0
Additional paid-in capital	3,121,206	2,065,923
Accumulated deficit	(8,197,050)	(5,489,464
Total stockholders’ deficit	(4,161,119)	(3,408,641
Total Liabilities and Stockholders’ Deficit	$2,337,225	$2,161,654

Statements of Operations (Unaudited) - USD ($)

	3 Months Ended		9 Months Ended
	Dec. 31, 2021	Dec. 31, 2020	Dec 31, 2021	Dec. 31, 2020
Total Revenue	$56,833	$-	$151,764	$-
Total cost of goods sold	2,904	-	17,914	-
Gross profit	53,929	-	133,850	-
Operating expenses:
Legal and professional expense	234,224	-	590,227	-
Payroll expense	115,905	-	200,008	-
R&D Expense DryRx	205,000	-	937,000	-
Selling and marketing expense	14,495	-	45,415	-
Depreciation and amortization	70,510	-	213,547	-
Bad Debt Expense	(2,200)	-	-2,200	-
General and administrative	103,283	9,383	171,696	48,341
Total operating expenses	741,217	9,383	2,155,693	48,341
Income (loss) from operations	(687,288)	(9,383)	(2,021,843)	(48,341)
Other expense:
Interest expense	105,403	-	379,465	-
Interest expense on beneficial conversion feature on convertible notes	128,250	-	899,825	-
Forgiveness of PPP Loan	(149,673)	-	(593,546)	-
Total other (expenses) Income	83,980	-	685,744	-
Net loss before income taxes	(771,268)	(9,383)	(2,707,587)	(48,341)
Income taxes	-	-	-	-
Net income (loss)	$(771,268)	$(9,383)	$(2,707,587)	$(48,341)
Net loss per common share - Basic and Diluted	$(0.00)	(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	227,084,895	55,058,006	225,174,294	55,058,006

Statements of Changes in Stockholders’ Deficit (Unaudited) - USD ($)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Beginning balance, value at Mar. 31, 2020	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)

Net Income (Loss)				(275,957)	(275,957)
Ending balance, value at Jun. 30, 2020	55,058,006	$55,058	(10,224)	(353,804)	(308,970)

Additional paid in capital			(1,054,216)	(1,054,216)	(1,054,216)
Reverse Merger Adjustment				(1,546,047)	(1,546,047)
Net Income (Loss)				(850,922)	(850,922)
Ending balance, value at Sep 30, 2020	14,900,629	$14,900	$(1,064,440)	(3,451,185)	$(4,500,725)

Beginning balance, value at Mar. 31, 2021	14,900,629	$14,900	2,065,923	(5,489,464)	(3,408,641)
Stock Split	209,326,478
Additional paid in capital			430,123		430,123
Net Income (Loss)				(390,032)	(390,032)
Ending balance, value at Jun. 30, 2021	224,227,107	$14,900	$2,496,046	$(5,879,496)	$(3,368,550)
Additional paid in capital			754,291		754,291
Net Income (Loss)				(1,546,286)	(1,546,286)
Ending balance, value at Sep. 30, 2021	224,227,107	$14,900	$3,250,337	$(7,425,782)	$(4,160,545)
Common Stock issued	5,678,039
Additional paid in capital	-	-	770,694		770,694
Net Income (Loss)				(771,268)	(771,268)
Ending balance, value at Dec 31, 2021	229,905,146	$14,900	4,021,031	(8,192,570)	(4,161,119)

Statements of Cash Flows (Unaudited) - USD ($)

	9 Months Ended
	DEC. 31, 2021	DEC. 31, 2020

Cash flows from operating activities:
Net income (loss)	$(2,707,587)	$(48,341)
Changes in net assets and liabilities
Accounts payable and accrued expenses	225,306	38,826
Depreciation and amortization	214,086	-
Inventory	(27,700)	-
Interest receivable	-	-
Accounts receivable	(3,428)	-
Due from related parties massagewave	(142,400)	-
Deposit Liability	(13,762)	-
PPP loan	(588,891)	-
Payroll Liability	19,322	-
Accrued interest	55,798	-
Interest expense on beneficial conversion feature on convertible notes	128,250	-
Cash used in operating activities:	(2,841,005)	(9,515)
Cash flows from investing activities:
Fixed assets	(216,194)	-
Intangible assets, net	-	-
Cash provided by investing activities	(216,194)	-
Cash flows from financing activities:
Proceeds from loan payable	1,230,275	9,515
Cash received from common stock	1,826,859	-
Cash provided by financing activities	3,057,135	9,515
Change in cash	(64)	-
Cash- beginning of period	28,761	-
Cash-end of period	28,697	-

Omnia Wellness Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021, and 2020

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

Principles of Consolidation - The consolidated financial statements include accounts of the Company’s wholly-owned subsidiary Omnia Wellness Corp., and Omnia Wellness Corp.’s wholly-owned subsidiary SolaJet™ Financing Company, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. As of December 31, 2021, and 2020, there were 229,905,146 and 55,058,006, respectively, of common stock equivalents.

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

Advance Payments on Purchases of Inventory, related party - Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or use of the bed and equipment occurs, and beds are placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for use to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $43,700 and $0 as of December 31, 2021, and 2020, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations The accumulated depreciation was calculated to be $189,715 and $0 as of December 31, 2021, and 2020, respectively.

Patent Cost - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $550,100 and $0 as of December 31, 2021, and 2020, respectively.

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

Beneficial Conversion Features - The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. As of December 31, 2021 and 2020, the Company did not have any conversion options that were in the money.

Derivatives - The Company accounts for derivative instruments in accordance with ASC815 and ASC470, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2021 and 2020, the Company did not have any derivative instruments that were designated as hedges.

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

The Company derives its revenues primarily from the usage fees and sales of hydrotherapy massage beds and installation services. Revenues from sales are recognized when the products are sold and delivered to its customers and the usage fees are earned based on subscription or actual usage. Sales Taxes and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of December 31, 2021, and 2020 due to the relatively short maturity of the respective instruments.

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

Note 3 Going Concern

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2021 and 2020, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company entered into a Consulting Agreement with Massagewave, Inc., owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020, with renewal options. The agreement was renewed under the same terms and conditions and will expire April 30, 2023. The Company incurred consulting expense, related party of $68,262 and $0 as of December 31, 2021, and 2020, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at December 31, 2021 and 2020 is as follows:

	Useful Lives	December 31, 2021	December 31, 2020
Inventory at 3rd Party Warehouse	5 years	$212,000	0
Equipment in use	5 years	$177,000	$0
Vehicles and Trailers	5 years	60,266	0
Patent Costs	10 years	2,001,000	0
Building improvements	40 years	207,009	0
Less depreciation and amortization		739,815	0
Total fixed assets, net		$1,917,460	0

The Company recorded depreciation expense of $52,871 and $0 for the years ended December 31, 2021, and 2020, respectively.

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

The Company recorded the original license fee as an intangible asset as of April 30, 2019, and is amortizing the asset over the expected useful life of the asset of 10 years. The Company recorded amortization expense of $60,625 and $0 for the fiscal quarters ended December 31, 2021, and 2020, respectively.

Note 7 Notes Payable

The following are the various notes payable of the Company:

PPP Loan - During the fiscal year ended March 31, 2021, the Company received PPP loans under the Paycheck Protection Program sponsored by the U.S. Small Business Administration (SBA) providing for proceeds of $294,066. The PPP Loan was made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. $145,411 was forgiven on May 4, 2021, on May 12, 2021, $151,502.67, including interest, was forgiven. Additionally, the Company borrowed an additional aggregate of $294,825 in January and February 2021 under the CARES Act, subject to the terms of the Paycheck Protection Program. $146,959, including interest was forgiven on August 17, 2021 and the remaining $150,033 including interest was forgiven on October 29, 2021.

Nonconvertible notes, related party - The Company has issued $1,244,655 in unsecured notes payable to investors. $1,244,655 is due in the short term and $0 is due in the long term.

Interest Rate	Issuance Date	Maturity	December 31, 2021

4.00%	12/31/2018	12/31/2022	55,250
4.00%	12/31/2018	12/31/2022	66,900
4.00%	12/31/2018	12/31/2022	74,220
4.00%	9/30/2019	9/29/2023	314,000
4.00%	9/17/2019	9/16/2023	81,500
4.00%	9/30/2019	9/29/2023	12,450
1.00%	12/31/2020	12/30/2022	254,382
1.00%	12/31/2020	12/30/2022	235,600
1.00%	12/31/2020	12/30/2022	83,785
4.00%	12/31/2020	12/31/2022	53,100
4.00%	12/31/2020	12/31/2022	13,468
			1,244,655

Nonconvertible notes, non-related- The Company has issued $2,565,527 in unsecured notes payable to investors. $2,374,219 is due in the short term and $191,308 is due in the long term.

Interest Rate	Default Rate	Issuance Date	Maturity	December 31, 2021
14.00%		8/1/18	1/31/20	500,000
14.00%	Additional 2%	10/30/19	10/29/20	229,500
14.00%	-	2/5/2020	2/5/2021	51,000
-%	-%	2/28/2020	8/27/2020	322,219
20.00%	Additional 2%	2/25/2020	8/24/2020	208,000
20.00%	Additional 2%	2/28/2020	8/27/2020	102,000
14.00%	Additional 2%	12/31/2019	12/31/2020	102,000
20.00%	Additional 2%	4/24/2020	4/23/2021	20,000
30.00%	Additional 2%	10/29/2020	2/28/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
12.00%	Additional 2%	10/30/2020	11/1/2021	25,500
20.00%	-	2/5/2021	7/4/2021	68,000
18.20%	25.00%	9/18/2019	9/18/2023	23,347
18.20%	25.00%	10/9/2019	10/9/2023	37,037
18.20%	24.00%	3/10/2020	3/10/2024	90,654
15.00%	-	4/1/2021	3/31/2022	40,270
10.00%	-	4/1/2021	3/31/2022	100,000
12.00%	-	6/23/2021	6/22/2022	595,000
				2,565,527

Convertible notes, related party - The Company has issued $29,970 in unsecured notes payable to investors of the Company, bearing an annual interest rate of 4% and a default interest rate of an additional 2%. The notes are due December 30, 2023 unless sooner paid in full or converted in accordance with the terms of conversion, provided, however, that if a “Qualified IPO” does not occur on or before the maturity date, the maturity date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent.

Convertible notes, non related - As of the year ended December 31, 2021, the Company has issued an aggregate of $1,349,443 in unsecured notes payable bearing average annual interest rates of 10%. The notes are due between March - October 2022 unless sooner paid in full or converted in accordance with the terms of conversion; provided, however, that if a “Qualified IPO” does not occur on or before the maturity date, the maturity date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of ten percent (10%). The maturity date of these notes was extended to December 2022.

Upon commencement by the Company of an underwritten initial public offering or the completed Exchange Agreement, of Borrower’s common stock, the note principal, together with all accrued and unpaid interest, will be converted into Shares as of the date of such commencement. After the share exchange was completed, the Company negotiated with the lenders to convert the loans for securities of the Company determined by dividing the outstanding balance of the note and accrued interest by $1.80, subject to adjustment. Currently, the Company is in discussions with all Note holders to convert principal and interest into common shares of the Company. We expect a significant amount of the Notes to be converted in the next 60 days. The Company evaluates these notes at commencement for beneficial conversion features and derivatives and concluded there were none.

Auctus Loan - On June 24, 2021, the Company entered into a Securities Purchase Agreement dated as of June 24, 2021, and issued and sold to Auctus Fund, LLC (“Auctus”), a Senior Secured Promissory Note in the principal amount of $650,000 (the “Auctus Note”). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note, the Company issued two common stock purchase warrants (separately, the “First Warrant” and the “Second Warrant” and together, the “Warrants”) to Auctus, each allowing Auctus to purchase an aggregate of 4,333,333 shares of the Company’s common stock. The Second Warrant is subject to cancellation pursuant to the terms of the Auctus Note and may not be exercised until the Trigger Date (as defined in the Second Warrant). The Warrants each have an exercise price of $0.15 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three year anniversary of the Warrants; provided, however, in the event the Company repays the Auctus Note in its entirety on or prior to the maturity date, the Second Warrant shall automatically expire and may only be exercised in the event it does not so automatically expire. The Warrants include a cashless exercise provision as set forth therein. On or about November 22, 2021, the Company triggered an event of default under the Auctus Note and related documents which entitled Auctus, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Auctus Note. On February 17, 2022, Auctus and the Company executed a Waiver Letter which waived such defaults effective as of November 22, 2021.

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

Preferred Stock - On April 6, 2021, the Company increased its authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000 shares, which may be issued from time to time in one or more series and/or classes. No shares of preferred stock have been issued or are outstanding as of December 31, 2021.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of December 31, 2021, and 2020.

Note 9 Income Taxes

Income Tax Expense

For the fiscal year ended December 31, 2021, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is the change in the valuation allowance. For the fiscal year ended December 31, 2021, and 2020, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Colorado. The Company’s federal and state tax years for the 2018 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of December 31, 2021, and 2020. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

The Company leases a warehouse facility of approximately 1,500 square feet utilized as a service location for Southern California clients. Under the lease, the lease term continues for 37 months and may be terminated upon 90 days prior notice from the landlord or, by the Company, upon 90 days prior written notice.

The Company leases approximately 4,500 square feet for the location of the new BodyStop™ located in the state of NY. The lease term is for 3 years and commenced on December 1, 2021 after substantial completion of the build out has been completed. The terms of the lease state the annual rent will increase by 3% and a renewal option is available 60 days prior to the end of the lease for an additional 2 years with a 5% annual increase in rent thereafter.

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

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the periods ended December 31, 2021 and 2020, there are no proceedings in which the Company or any of its directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to its interest.

Note 11 Subsequent Events

On February 17, 2022, Auctus and the Company executed a Waiver Letter which waived such defaults effective as of November 22, 2021. See “Note 7 Notes Payable-Auctus Loan” above.

Note 12 Restatement

The Company is in the process of restating its previously-filed Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2021 and subsequent quarterly filings to address certain SEC comments, including with respect to how the Company presented its April 2021 15-for-1 forward stock split and other disclosures in the notes to the financial statements included therein. All of such disclosures are reflected in these financial statements and notes.

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

We are introducing the ALL NEW BODYSTOP™, specifically designed using our latest proven technologies to give a user a dramatic edge to help stay active and feel better in the process. Treatments are “on demand” and we believe affordable compared to spa or traditional massage treatments. A BodyStop™ location brings together our patented robust pipeline of innovative (and touchless) health and wellness products which Advanced Therapy systems include:

● SolaJet™ Dry-Hydrotherapy Endo-Kinetic System, which utilizes technology combining warm and powerful traveling jets that sweep over the body to help soothe, flush, and restore fatigued muscles and prepare them for activity.

● AquaVive Hydro-thermic Massaging Chair, our first in class, hydro-thermic system designed for rapid body heating or dramatic cooling to improve circulation or reduce areas of inflammation.

● SolaPro Deep Vibration Massage Gun, our percussive hand held gun for powerful targeted muscle relief and conditioning.

● HyperCryo Spot Cryo Treatment, which we believe is helpful in eliminating pain, reducing inflammation, and improving the blood flow.

By providing three therapies in one with Endo-Kinetics — deep tissue penetration combined with therapeutic heat and sequential compression — our goal is to deliver the feeling of an hour-long traditional massage in as little as 15 minutes at an affordable price point for the user.

We have placed hundreds of its SolaJet™ therapy units in various personal, commercial and retail settings across the United States. The Company is also developing its own BodyStop™ Flagship wellness centers, which provide spa-like locations with a variety of treatments that include SolaJet™ units in place for individual use. Its first location, in Long Island NY, is expected to have its grand opening in March 2022. Omnia opened the first BodyStop™ Express center in LA Fitness, Mission Viejo, California, and a second location in the LA Fitness corporate headquarters, Irvine, California, to offer the Company’s Advanced Therapy systems.

Our mission is to redefine the wellness industry by introducing affordable, “on demand” Advanced Therapy systems memberships through a network of retail locations, which we refer to as BodyStop™ Wellness Centers, which feature a patented, touchless SOLAJET™ endo-kinetic therapy, a technology which our studies have shown dramatically exceeds the increase in blood flow when compared to hands-on massage. We seek to become the leading provider of touchless wellness treatments and the most recognized brand in the wellness category through the rapid and focused expansion of BodyStop™ Centers in key markets throughout the U.S. and Europe.

Central to our business plan is the creation of BodyStop™ Centers, which are premium, spa-like locations that can be located, and an appointment booked, by customers or “members” using a smartphone app or the web (treatments on demand). We expect that each BodyStop™ Center will have an average of six patented dry-hydrotherapy SOLAJET™ systems, two Aquavive™ treatment recliner chairs, one Solapro tower with five percussion guns, one HyperCryo system, a whole body Cryo system, two SolaDerm redlight therapy units and SolaSauna, an infrared single person sauna, where customers will receive a private, deeply relaxing, consistent and therapeutic treatments. We believe that the combination of our Advanced Therapies is unique in the wellness market and all modalities are designed to permit customers to control virtually every aspect of the treatment session by the touch of a button.

Our retail membership model is currently based upon a price from $5 to $10 per fifteen minute session on any of our BodyStop™ modalities, which compares favorably to a traditional massage session or spa session which can range from $75 to $300 per visit. Due to this Advance Therapy technology advantage, we expect to operate the BodyStop™ Centers with a minimal amount of staffing, as well as potentially franchise BodyStop™ Centers to third parties to enhance the rate of growth. Based on projected usage rates determined by us after multiple years of product development and market testing, we estimate that a single BodyStop™ Center may generate approximately $1,000,000 in annual revenue with a target EBIDTA of approximately 40%.

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

Fiscal Quarter Ended December 31, 2021 Compared to Fiscal Quarter Ended December 31, 2020

Revenues

Total revenue was $56,833 for the fiscal quarter ended December 31, 2021, compared to $0 for the fiscal quarter ended December 31, 2020. The increased revenue during the 2021 period is due to a shift from selling equipment to customers to a subscription based shared revenue program implemented in the first fiscal quarter of 2021. The Company also had $149,673 of Income in 2021 from the forgiveness of its PPP loan under the CARES Act.

Cost of Goods Sold

Total cost of goods sold was $2,904 for the fiscal quarter ended December 31, 2021, compared to $0 for the fiscal quarter ended December 31, 2020. The increase in cost of goods sold during the 2021 period was due to the timing of the Company moving its business model to primarily usage memberships or revenue share with partners, where the Company retains ownership of the equipment and does not enter into a sales arrangement. Therefore, cost of goods sold is not accounted for as in a traditional sales model. This change in business model was implemented in the first fiscal quarter of 2021.

Operating Expenses

Total operating expenses was $741,217 for the fiscal quarter ended December 31, 2021, compared to $9,383 for the fiscal quarter ended December 31, 2020. There was an increase due to implementing the new business model which resulted in hiring more staff to manage the in-house sales of our subscription based service, increasing our marketing and advertising expense to initiate our new program, a need for an increase of legal and professional services related to the new revenue share partner based programs, and research and development costs for different products.

Interest Expenses

Interest expense was $105,403 for the fiscal quarter ended December 31, 2021, compared to $0 for the fiscal quarter ended December 31, 2020. The increase in interest expense from 2020 is due to the Company issuing and paying down notes payable for funding current operations. The Company issued convertible notes during the period in the amount of $135,000, that convert into shares at a lower cost than the cost that was offered to the current market (the Beneficial Conversion Feature). The convertible notes convert within 12 months at $.22/ share and were issued when the market for the shares ranged from $.17 to $.36/share. The Company is recognizing the cost for the price difference in those shares, which represents the share’s intrinsic value and is considered an additional cost of financing and is recorded as an interest expense for the period of $128,250.

Net Income (Loss)

The net loss for the fiscal quarter ended December 31, 2021 was $(771,268), compared to a net loss for the fiscal quarter ended December 31, 2020 of $(9,383). The net loss of $(771,268) as of the fiscal quarter ended December 31, 2021 resulted in a loss per share of (0.00) compared to a net loss of $(9,383) as of December 31, 2020, resulting in a loss per share of (0.00).

Nine months Ended December 31, 2021 Compared to Nine months Ended December 31, 2020

Revenues

Total revenue was $151,764 for the nine months ended December 31, 2021, compared to $0 for the nine months ended December 31, 2020. The increase in revenue during the 2021 period is due to a shift from selling equipment to customers to a subscription based shared revenue program implemented in the first fiscal quarter of 2021. The Company also had $593,546 of Income in 2021 from the forgiveness of its PPP loan under the CARES Act.

Cost of Goods Sold

Total cost of goods sold was $17,914 for the nine months ended December 31, 2021, compared to $0 for the nine months ended December 31, 2020. The increase in cost of goods sold during the 2021 period was mainly due to the timing of the Company moving its business model to primarily usage memberships or revenue share with partners, where the Company retains ownership of the equipment and does not enter into a sales arrangement. Therefore, cost of goods sold is not accounted for as in a traditional sales model. This change in business model was implemented in the first fiscal quarter of 2021.

Operating Expenses

Total operating expenses was $2,155,693 for the nine months ended December 31, 2021, compared to $48,341 for the nine months ended December 31, 2020. There was an increase due to implementing the new business model which resulted in hiring more staff to manage the in house sales of our subscription based service, increasing our marketing and advertising expense to initiate our new program, a need for an increase of legal and professional services related to the new revenue share partner based programs, and research and development costs for different products.

Interest Expenses

Interest expense was $379,465 for the nine months ended December 31, 2021, compared to $0 for the nine months ended December 31, 2020. The increase in interest expense from 2020 is due the Company issuing and paying down notes payable for funding current operations. The Company issued convertible notes during the period in the amount of $1,475,000, that convert into shares at a lower cost than the cost that was offered to the current market (the Beneficial Conversion Feature). The convertible notes convert within 12 months at $.22/ share and were issued when the market for the shares ranged from $.17 to $.36/ share. The Company is recognizing the cost for the price difference in those shares, which represents the share’s intrinsic value and is considered an additional cost of financing and is recorded as an interest expense for the period of $899,825.

Net Income (Loss)

The net loss for the nine months ended December 31, 2021 was $(2,707,587), compared to net loss for the nine months ended December 31, 2020 of $(48,341). The net loss of $(2,707,587) as of the nine months ended December 31, 2021 resulted in a loss per share of (0.01), compared to a net loss of $(48,341) as of December 31, 2020, resulting in a loss per share of (0.00).

Liquidity and Capital Resources

We have historically funded operations through the issuance of loans, evidenced by convertible and non-convertible promissory notes. Since inception, we have raised an aggregate of $9,593,939 through the sale of such promissory notes, of which approximately $5,189,595 principal amount remains outstanding and either is currently due and continuing to accrue default interest, or will be due in 2022 Additionally, in 2021 we received funding of $294,825, for a total of $588,891, pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which approximately $440,000 was forgiven in May and August 2021, and approximately $148,000 was forgiven in October 2021.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations, including the opening of Relaxation Centers, and meet expected future liquidity requirements, as well as to repay our remaining existing total indebtedness of approximately $5,673,304, if not converted to equity, or we will be required to curtail or terminate some or all of our installations or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. In addition, the COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world, including our business. Therefore, there can be no assurance that management’s plans will be successful. We may not be able to negotiate any such financing arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations. Furthermore, at this time, we do not have an established source of funds sufficient to cover operating costs after February, 2022. Funds raised, if any, are anticipated to fund not just repayment of existing obligations, but our ongoing operations including validating the business model for Relaxation Centers, hiring additional personnel, and expanding the revenue share model with additional facilities.

We do not have available funds to repay currently due liabilities or note indebtedness that is expected to become due in 2022, and are exploring refinancing, extending the maturity date and/or converting some or all of such indebtedness into equity.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Nine months ended December 31,
	2021	2020
Cash used in operating activities	$(2,841,005)	$(9,515)
Cash provided by investing activities	(216,194)	0
Cash provided by financing activities	3,057,135	9,515
Change in cash	$(64)	$0

Cash used in operating activities for the nine months ended December 31, 2021 was $(2,841,005). Cash used in operating activities for the nine months ended December 31, 2020 was $(9,515). The additional expenses reflect the shift in our business model from selling equipment to a subscription based revenue program, increasing operating expenses. Interest on beneficial conversion feature and costs in leasehold improvements incurred in preparing our first company store location on Long Island, NY. Additionally, in 2021 we received funding for a total of $588,891, pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which the entire amount was forgiven within the 9 months ending December 31, 2021.

Cash provided by investing activities for the nine months ended December 31, 2021 was $(216,194), compared to $(0) for the nine months ended December 31, 2020, which consisted of acquiring fixed assets, research and development and licensing technology.

Cash provided by financing activities for the nine months ended December 31, 2021 was $3,057,135, compared to $9,515 for the nine months ended December 31, 2020, which consisted of increase of loans payable, advances to related party for production, and proceeds from issuance of notes.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(2,703,106) and had a working capital deficit of $(6,074,420) at December 31, 2021, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on that review and evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Although we have begun to rectify these weaknesses by the hiring of an additional accounting personnel in August 2021, and intend to implement an independent board of directors and a full-time Chief Financial Officer once we have additional resources to do so, our remediation of these deficiencies is still ongoing.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2021, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2021, we issued an aggregate of 1,314,827 shares of our common stock to consultants as consideration for services. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

During the quarter ended December 31, 2021, we issued 3,127,103 shares of our common stock upon conversion of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

During the quarter ended December 31, 2021, we issued 781,054 shares of our common stock upon conversion of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report

10.1	Form of Convertible Promissory Note (Issued Between October 25, 2021 and October 29, 2021)
10.2	Discounted Promissory Note dated January 11, 2022 with Formul8 Labs LLC
31.1	Certification of Steve R. Howe, Executive Chairman
31.2	Certification of Andrew E. Trumbach, Chief Financial Officer
32.1	Certification of Steve Howe, Executive Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Andrew E. Trumbach, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February 2022.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman
(principal executive officer)

By:	/s/ Andrew E. Trumbach
Name:	Andrew E. Trumbach
Title:	Chief Financial Officer
(principal financial and accounting officer)

