Form 10-K/A
period 2021-03-31
OMNIA WELLNESS INC.
filed 2022-03-28
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A” or “Amended Filing”) to amend its original Form 10-K for the year ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2021 (the “Original Filing”), to restate its audited consolidated financial statements and related footnote disclosures for the year ended March 31, 2021 to (a) retroactively report an April 6, 2021 15-1 forward stock split, (b) delete the incorrect leases of inventory revenue disclosure statement for the period covered in the Original Filing and (c) recalculate the weighted average earnings per share.

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A. Accordingly, the Company hereby amends Part II - Item 6 of the Original Filing to reflect the filing of the new certifications.

Except for the items mentioned above, this Amendment No. 1 does not amend the Company’s previously filed Form 10-K, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-K which was not impacted by these restatements.

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

The Company did see a decrease in sales of its available products during 2020 which it believes is a direct result of the COVID-19 pandemic, as gyms and other locations were closed and communities and individuals were quarantined for parts of the year. The Company did start to see indicators late in the third quarter of 2020 and early in the fourth quarter of 2020 that business was starting to pick up again on the medical side. The Company believes that as gyms, chiropractors and other medical facilities begin to open to larger capacities after vaccinations become more widespread, the Company’s products will be a better option for the locations due to the ability to be “touchless,” which has become more necessary over the last year due to the COVID-19 pandemic. Furthermore, the SOLAJET™ massage system allows the option of getting a treatment without being in a room with another person. Management believes that this will allow an additional way to market the beds over the next several years.

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

Forward Looking Statements

The following discussion should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of this Annual.

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

Net Loss

The net loss for the fiscal year ended March 31, 2021 was $(2,235,075), resulting in loss per share of $(0.01), compared to net loss for the period ending March 31, 2020 of $(33,680) resulting in loss per share of $(0.00).

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
Dated: March 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve R. Howe	Executive Chairman and Director	March 28, 2022
Steve R. Howe	(Principal Executive Officer)

/s/ Andrew E. Trumbach	Chief Financial Officer	March 28, 2022
Andrew E. Trumbach	(Principal Financial Officer)

/s/ Jainal Bhuiyan	President and Director	March 28, 2022
Jainal Bhuiyan

/s/ Nickolay Kukekov	Director	March 28, 2022
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
July 30, 2021, except for the effects on the financial statements of the restatement described in Note 11, as to which the date is March 25, 2022

Omnia Wellness Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2021	March 31, 2020

Assets

Current assets
Cash	$28,761	$-
Accounts Receivable	38,341
Due from related parties	163,200
Advances on Inventory	16,000
Total current assets	246,302	-

Non-current assets
Fixed assets, net	314,377
Intangible assets, net	1,600,975
Total non-current assets	1,915,352	-

Total Assets	$2,161,654	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$103,205	$-
Accounts payable, related party	1,500
Deposit Liability	21,764
Accrued interest	427,910	14,467
Warranty liability	25,667
Nonconvertible notes, related party	834,653	12,000
Nonconvertible notes, non relatd	1,745,000
Convertible notes, related party	29,970	6,546
Convertible notes, non related	1,107,143
Total current liabilities	4,296,812	33,013

Non-current liabilities:
PPP Loan	588,891
Nonconvertible notes, related party	509,972
Nonconvertible notes, non related	174,620
Total non-current liabilities	1,273,483	-

Total Liabilities	5,570,294	33,013

Stockholders’ deficit:
Preferred stock: Authorized - 150,000,000; Issued and outstanding 0 (March 31, 2020- 150,000,000 authorized and 0 issued and outstanding)
Common stock, par value $0.001; Authorized – 1,500,000,000; Issued and outstanding 224,227,107 (March 31, 2020- 1,500,000,000 authorized and 264,384,488 issued and outstanding)	14,900	55,058
Additional paid-in capital	2,065,923	(10,224)
Accumulated deficit	(5,489,464)	(77,847)
Total stockholders’ deficit	(3,408,640)	(33,013)

Total Liabilities and Stockholders’ Deficit	$2,161,654	$-

Omnia Wellness Corporation and Subsidiaries

Consolidated Statements of Operations

		Year Ended	Year Ended
		March 31, 2021	March 31, 2020

Revenue
Sales, net		$218,124	$-
Freight and delivery		750
Total Revenues		218,874	-

Revenue
Cost of goods sold, related party		120,253
Installation fees		-
Total cost of goods sold		120,253	-
Gross Profit		98,621	-

Operating expenses
Warranty expense		13,399
Depreciation and amortization		272,779
Legal and professional fees		177,589
Payroll expense		240,395
Selling and marketing expense		52,804
Selling and marketing expense, related party		356,261
Consulting expense		25,985
Consulting expense, related party		244,186
License royalties		33,771
General and administrative		304,992	33,680
Impairment Expense		-
Total operating expenses		1,722,161	33,680

Other income (expense)
Interest income		-
Interest expense		(611,536)
Total other income (expense)		(611,536)	-

Net loss		$(2,235,075)	$(33,680)

Net loss per common share - Basic and Diluted	[1]	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted		191,762,740	264,384,488

[1] denotes loss of less than $(.01) per share

Omnia Wellness Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2019	-	$-	264,384,488	$55,058	$(24,923)	$(44,167)	$(14,032)

Forgiveness of Debt to Former Shareholder	-	-	-	-	14,699	-	14,699

Net loss for the year ended December 31, 2019	-	-	-	-	-	(33,680)	(33,680)

Balance at March 31, 2020	-	$-	264,384,488	$55,058	$(10,224)	$(77,847)	$(33,013)

Change in shares issued	-	-	(40,157,381)	(40,158)	-	-	(40,158)

Conversion of Debt	-	-	-	-	2,076,147	-	2,076,147

Reverse Merger Consolidation Adjustment	-	-	-	-	-	(3,176,541)	(3,176,541)

Net loss for the year ended December 31, 2020	-	-	-	-	-	(2,235,075)	(2,235,075)

Balance at March 31, 2021	-	$-	224,227,107	$14,900	$2,065,923	$(5,489,463)	$(3,408,640)

Omnia Wellness Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve Months Ended	Twelve Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,235,075)	$(33,680)
Depreciation and amortization expense	272,779	215
Changes in operating assets and liabilities:
Accounts receivables, net	(38,341)
Due from related parties	(163,200)
Advance payments on purchase of inventory, related party	(16,000)
Accounts payable and accrued expenses	152,136	(791)
Interest payable	413,443	11,467
Net Cash Used In Operating Activities	(1,614,258)	(22,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(387,131)	-
Payments on license agreement, related party	(1,801,000)	-
Net Cash Used In Investing Activities	(2,188,131)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable	3,603,654	12,000
Loans from shareholders	1,368,049	9,736
Change in shareholders’ equity, net	(1,100,394)
Change in common stock	(40,158)
Net Cash Provided By Financing Activities	3,831,151	21,736

Net increase (decrease) in cash	28,761	(1,053)

Cash - Beginning of Year	-	1,053

Cash - End of Year	$28,761	$-

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

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options and warrants, to the extent dilutive. As of March 31, 2021 and 2020, there were 14,900,625 and 55,058,006, respectively, of common stock equivalents from the conversion of notes payable that were anti-dilutive. Due to the April 6, 2021 15 to 1 forward stock split, on a retroactive basis there were 224,227,107 common stock equivalents as of March 31, 2021 and 264,384,488 common stock equivalents as of March 31, 2020, from the conversion of notes payable that were anti-dilutive.

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

Advance Payments on Purchases of Inventory, related party – Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or a use of the bed and equipment occurs and beds are placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for use to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $16,000 and $-0- as of March 31, 2021 and 2020, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in service at certain locations which ownership is maintained by the Company. The accumulated depreciation was calculated to be $108,746 and -0- as of March 31, 2021, and 2020, respectively.

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

The Company derives its revenues primarily from the usage fees and sales of hydro therapy massage beds and installation services. Revenues from sales are recognized when the products are sold and delivered to its customers and the usage fees are earned based on subscription or actual usage. Sales Taxes and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

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

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at March 31, 2021 and 2020 is as follows:

	Useful Lives	March 31, 2021	March 31, 2020

Equipment in use	5 years	$99,000	$-
Equipment at 3rd party locations	5 years	212,000	-
Building and Improvements	40 years	68,815
Vehicles and trailers	5 years	60,266	-
Less depreciation		(125,704)	-
Total fixed assets, net		$314,377	-

The Company recorded depreciation expense of $55,796 and $-0- for the years ended March 31, 2021 and 2020, respectively.

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

Note 11 Restatement

The Company amended its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “Original Filing”), to restate its audited consolidated financial statements and related footnote disclosures to retroactively report an April 6, 2021, 15-1 forward stock split and delete the incorrect leases of inventory revenue disclosure statement for the period covered in the Original Filing.

The Company currently does not hold any leases of inventory and has removed this disclosure from the footnotes of the financial statements in the Amendment No. 1 to the Original Filing, instead providing thatthe Company derives its revenues primarily from the usage fees and sales of hydro therapy massage beds and installation services. Revenues from sales are recognized when the products are sold and delivered to its customers and the usage fees are earned based on subscription or actual usage. Sales Taxes and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

In addition, the weighted average earnings per share have been recalculated in the Consolidated Balance Sheets in the Amendment No. 1 to the Original Filing.

