Form 10-Q/A
period 2021-06-30
OMNIA WELLNESS INC.
filed 2022-03-28
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Omnia Wellness Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Form 10-Q/A-2” or “Amended Filing”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021 and as amended by that Amendment No. 1 on Form 10-Q/A originally filed with the SEC on December 10, 2021 (the “Original Filing”), to restate its unaudited consolidated financial statements and related footnote disclosures for the three months ended June 30, 2021, to (a) present the Company’s April 2021 1:15 forward stock split retroactively in all financial statement periods presented, (b) remove disclosure regarding leases of inventory which the Company does not hold, (c) include the error correction disclosures required by ASC 250-10-50-7 and (d) provide for the net loss per common share (basic and diluted) and that the weighted average earnings per share have been recalculated and included in the financial statements. This Form 10-Q/A-2 also amends certain other Items in the Original Filing as stated herein, and corrects certain typographical and other immaterial errors found in the Original Filing.

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

Except for the items mentioned above, this Form 10-Q/A-2 No. 1 does not amend the Company’s previously filed Form 10-Q, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these restatements.

This Form 10-Q/A-2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

OMNIA WELLNESS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Omnia Wellness Inc.

Consolidated Balance Sheet

	June 30, 2021 (Restated)	March 31, 2021
	(Unaudited)
Assets
Cash	$330,838	$28,761
Accounts receivable	63,738	38,341
Due from related parties	164,200	163,200
Advances on inventory	40,000	16,000
Total current assets	598,776	246,302

Non-current assets
Fixed assets, net	406,634	314,377
Intangible assets, net	1,550,950	1,600,975
Total non-current assets	1,957,584	1,915,352

Total Assets	$2,556,360	$2,161,654

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$111,455	$103,205
Accrued interest	452,552	1,500
Accounts payable, related party	1,500	427,910
Deposit liability	21,763	21,764
Warranty liability	25,667	25,667
Convertible notes	5,017,148	4,401,358
Total current liabilities	5,630,085	4,981,404

Non-Current liabilities
PPP loan	294,825	588,891
Total non-current liabilities	294,825	588,891

Total liabilities	5,924,910	5,570,295

Stockholders’ deficit:
Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 on March 31, 2021 150,000,000 authorized and 0 issued and outstanding on June 30, 2021	-	-
Common stock, par value $0.001; Authorized – 1,500,000,000; Issued and outstanding 224,227,107 on June 30, 2021, and 1,500,000,000 authorized and 224,227,107 issued and outstanding on March 31, 2021	14,900	14,900
Additional paid-in capital	2,496,046	2,065,923
Accumulated deficit	(5,879,496)	(5,489,464)
Total stockholders’ deficit	(3,368,550)	(3,408,641)

Total Liabilities and Stockholders’ Deficit	$2,556,360	$2,161,654

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Operations

(unaudited)

		For the Three Months Ended	For the Three Months Ended
		June 30, 2021 (Restated)	June 30, 2020

Sales Revenue		$37,121	$230,171

Total Revenue		37,121	230,171
Cost of goods sold		5,300	174,414
Shipping		1,232	-
Total cost of goods sold		6,532	174,414
Gross profit		30,589	55,757
Operating expenses:
Legal and professional expense		100,955	79,390
Payroll expense		25,166	71,334
Selling and marketing expense		376	10,242
Depreciation and amortization		70,479	68,863
R&D Expense		334,500
General and administrative		59,228	77,199
Total operating expenses		590,704	307,028

Income (loss) from operations		(560,115)	(251,271)

Other expense:
Interest expense		126,831	5,833
Forgiveness of PPP Loan		(296,914)
Total other expenses		(170,083)	5,833

Net loss before income taxes		(390,032)	(257,104)
Income taxes		0	18,853

Net income (loss)		$(390,032)	(275,957)
Net loss per common share - Basic and Diluted	[1]	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted		224,213,700	55,058,006

[1]	denotes loss of less than $(.01) per share

See notes to unaudited interim financial statements

Omnia Wellness Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended June 30, 2021 and June 30, 2020

(Unaudited)

	Common Stock		Additional			Total
	Shares	Common Stock	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at March 31, 2020	55,058,006	$55,058	$(10,224)	$-	$(77,847)	$(33,013)

Net loss	-	-	-	-	(275,957)	(275,957)
Balance at June 30, 2020	55,058,006	$55,058	$(10,224)	$-	$(353,804)	$(308,970)

Balance at March 31, 2021	224,227,107	$14,900	$2,065,923	$-	$(5,489,464)	$(3,408,641)
Additional paid in capital			430,123			430,123
Net Income	-	-	-	-	(390,032)	(390,032)

Balance at June 30, 2021	224,227,107	$14,900	$2,496,046	$-	$(5,879,496)	$(3,368,550)

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

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations which ownership is maintained by the Company. The accumulated depreciation was calculated to be $146,698 and $68,863 as of June 30, 2021, and 2020, respectively.

Intangible assets were restated for the Original Filing period and reclassed to equity to properly eliminate intercompany transactions between the parent and its subsidiaries. A second reclass was recorded to capitalized Research and Development costs to research and development expense.

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

The Company recorded depreciation expense of $70,479 and $68,863 for the years ended June 30, 2021 and 2020, respectively.

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

Note 12 Restatement

The Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2021 filed with the Securities and Exchange Commission on December 10, 2021 (the “Form 10-Q/A-1”) amended and restated the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2021 filed with the Securities and Exchange Commission on August 23, 2021 (the “Original Filing”) primarily to reclassify research and development cost into an equity account and research and development expense, as well as to correct the amount of accrued interest for the period covered by the Original Filing.

The Form 10-Q/A-1 was further amended and restated to amend the fixed assets and reclass them to equity to properly eliminate intercompany transactions between the parent and its subsidiaries. A second reclass was recorded to expense previously classified research and development costs from fixed assets to research and development expense. Included in the fixed asset change was a reclass from inventory to fixed assets for assets held at 3rd party locations and related depreciation. A reclass entry was also entered to reclass accrued interest to interest expense and book quarterly interest.

			30-Jun-21
	30-Jun-21	Adjustment	(Restated)
	(Unaudited)		(Unaudited)
Fixed assets, net	721,031	-314,397	406,634
Accrued interest	418,510	34,042	452,552
Additional paid-in capital	2,892,747	-396,701	2,496,046

	For the Three Months Ended 30-Jun-21	Adjustment	For the Three Months Ended 30-Jun-21
			(Restated)
R&D Expense		334,500	334,500
Interest expense	29,055	97,776	126,831

The Company currently does not hold any leases of inventory and has removed this disclosure from the footnotes of the financial statements in the Form 10-Q/A-1, instead providing that the Company derives its revenues primarily from the usage fees and sales of hydrotherapy massage beds and installation services. Revenues from sales are recognized when the products are sold and delivered to its customers and the usage fees are earned based on subscription or actual usage. Sales Taxes and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

In addition, the Form 10-Q/A-1 was further amended to provide for the net loss per common share (basic and diluted) and the weighted average earnings per share have been recalculated and included in this Amendment No. 2 to the Original Filing.

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

Research and Development Expense was restated for the Original Filing period due to a reclassification between Intangible Assets and Research and Development Expense.

Interest Expenses

Interest expense was $126,381 for the fiscal quarter ended June 30, 2021, compared to $5,833 for the fiscal quarter ended June 30, 2020. The increase in interest expense is due to the issuance of additional promissory notes to investors in 2021.

A reclass entry was entered as part of the amended June 30,2021 report for the Original Filing period to reclass accrued interest to interest expense.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28 day of March, 2022.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman
(principal executive officer)

By:	/s/ Andrew E. Trumbach
Name:	Andrew E. Trumbach
Title:	Chief Financial Officer
(principal financial and accounting officer)

