Form 10-Q/A
period 2021-09-30
OMNIA WELLNESS INC.
filed 2022-03-28
CIK 1676852

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

EXPLANATORY NOTE

Omnia Wellness Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or “Amended Filing”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on December 3, 2021 (the “Original Filing”), to restate its unaudited consolidated financial statements and related footnote disclosures for the six months ended September 30, 2021, to (a) present the Company’s April 2021 1:15 forward stock split retroactively in all financial statement periods presented, (b) remove disclosure regarding leases of inventory which the Company does not hold, (c) include the error correction disclosures required by ASC 250-10-50-11 and (d) provide for the net loss per common share (basic and diluted) and that the weighted average earnings per share have been recalculated and included in the financial statements. This Form 10-Q/A also amends certain other Items in the Original Filing as stated herein, and corrects certain typographical and other immaterial errors found in the Original Filing.

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

Except for the items mentioned above, this Form 10-Q/A does not amend the Company’s Original Filing, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these restatements.

This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

OMNIA WELLNESS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) - USD ($)

	Sep. 30, 2021	Mar. 31, 2021
Assets
Cash	$67,326	$28,761
Accounts receivable	66,950	38,341
Due from related parties	206,700	163,200
Advances on inventory	40,000	16,000
Total current assets	380,976	246,302
Non-current assets
Fixed assets, net	417,602	314,377
Intangible assets, net	1,500,925	1,600,975
Total non-current assets	1,918,527	1,915,352
Total Assets	2,299,503	2,161,654
Current liabilities:
Accounts payable and accrued expenses	112,477	103,205
Accrued interest	441,313	1,500
Accounts payable, related party	0	427,910
Deposit liability	21,454	21,764
Warranty liability	25,667	25,667
Convertible notes	5,710,512	4,401,358
Total current liabilities	6,311,423	4,981,404
Non-Current liabilities
PPP loan	148,625	588,891
Total non-current liabilities	148,625	588,891
Total liabilities	6,460,048	5,570,295
Stockholders’ deficit:
Preferred stock: Authorized - 10,000,000; Issued and outstanding 0 on March 31, 2021 150,000,000 authorized and 0 issued and outstanding on September 30, 2021
Common stock, par value $0.001; Authorized - 1,500,000,000; Issued and outstanding 224,227,107 on September 30, 2021, and 1,500,000,000 authorized and 224,227,107 issued and outstanding on March 31, 2021	14,900	14,900
Additional paid in capital benefit conversion feature on convertible notes	771,576
Additional paid-in capital	2,478,761	2,065,923
Accumulated deficit	(7,425,782)	(5,489,464)
Total stockholders’ deficit	(4,160,545)	(3,408,641)
Total Liabilities and Stockholders’ Deficit	$2,299,503	$2,161,654

Statements of Operations (Unaudited) - USD ($)

	3 Months Ended		6 Months Ended
	Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021 (Restated)	Sep. 30, 2020
Total Revenue	$57,809	$75,000	$94,931	$63,764
Total cost of goods sold	8,477	70,826	15,010	89,995
Gross profit	49,332	4,174	79,921	(26,231)
Operating expenses:
Legal and professional expense	255,048	133,904	356,002	213,294
Payroll expense	58,937	29,714	84,104	101,049
R&D Expense DryRx	397,500	0	732,000	0
Selling and marketing expense	30,544	152,896	30,920	163,138
Depreciation and amortization	72,557	69,913	143,036	138,777
General and administrative	9,184	90,250	68,412	225,744
Total operating expenses	823,770	476,677	1,414,474	842,002
Income (loss) from operations	(774,438)	(472,503)	(1,334,553)	(868,233)
Other expense:
Interest expense	147,231	378,419	274,062	364,915
Interest expense on beneficial conversion feature on convertible notes	771,576	0	771,576	0
Forgiveness of PPP Loan	146,959	-	443,873
Total other (expenses) Income	(771,848)	(378,419)	(601,765)	(364,915)
Net loss before income taxes	(1,546,286)	(850,922)	(1,936,318)	(1,233,148)
Income taxes	-	-	-
Net income (loss)	$(1,546,286)	$(850,922)	$(1,936,318)	$(1,233,148)
Net loss per common share - Basic and Diluted (1)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	224,213,846	55,058,006	224,213,846	55,058,006

(1)	denotes loss of less than $(.01) per share

Statements of Changes in Stockholders’ Deficit (Unaudited) - USD ($)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Beginning balance, value at Mar. 31, 2020	55,058,006	$55,058	$(10,224)	$(77,847)	$(33,013)
Net Income (Loss)				(275,957)	(275,957)
Ending balance, value at Jun. 30, 2020	55,058,006	$55,058	(10,224)	(353,804)	(308,970)

Additional paid in capital			(1,054,216)	(1,054,216)	(1,054,216)
Reverse Merger Adjustment				(1,546,047)	(1,546,047)
Net Income (Loss)				(850,922)	(850,922)
Ending balance, value at Sep 30, 2020	14,900,629	$14,900	$(1,064,440)	(3,451,185)	$(4,500,725)

Beginning balance, value at Mar. 31, 2021	14,900,629	$14,900	2,065,923	(5,489,464)	(3,408,641)
Stock Split	209,326,478
Additional paid in capital			430,123		430,123
Net Income (Loss)				(390,032)	(390,032)
Ending balance, value at Jun. 30, 2021	224,227,107	$14,900	$2,496,046	$(5,879,496)	$(3,368,550)
Additional paid in capital			754,291		754,291
Net Income (Loss)				(1,546,286)	(1,546,286)
Ending balance, value at Sep. 30, 2021	224,227,107	$14,900	$3,250,337	$(7,425,782)	$(4,160,545)

Statements of Cash Flows (Unaudited) - USD ($)

	6 Months Ended
	SEP. 30, 2021 (Restated)	SEP. 30, 2020
Cash flows from operating activities:
Net income (loss)	$(1,936,318)	$(1,233,148)
Changes in net assets and liabilities
Accounts payable and accrued expenses	7,771	295,555
Depreciation and amortization	143,576	68,863
Inventory	(24,000)	0
Interest receivable		(4,884)
Accounts receivable	(72,418)	(58,800)
PPP loan	(440,266)	0
Note Receivable		1,050
Accrued interest	13,401	391,624
Interest expense on beneficial conversion feature on convertible notes	771,576	0
Cash used in operating activities:	(1,536,678)	(539,740)
Cash flows from investing activities:
Fixed assets, net	(146,750)	(578,979)
Intangible assets, net	(0)	(1,701,000)
Cash provided by investing activities	(146,750)	(2,279,979)
Cash flows from financing activities:
Proceeds from loan payable	1,309,154	5,937,780
Cash received from common stock	412,839	(3,234,564)
Cash provided by financing activities	1,721,993	2,703,216
Change in cash	38,565	(116,503)
Cash- beginning of period	28,761	-
Cash-end of period	67,326	(116,503)

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

The intangible assets in the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2021 were amended and reclassified to equity to properly eliminate intercompany transactions between the parent and its subsidiaries. A second reclassification was recorded to expense previously classified research and development costs from intangible assets to research and development expense.

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

The Company recorded depreciation expense of $61,700 and $57,340 for the years ended September 30, 2021, and 2020, respectively.

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

Note 12 Restatement

The Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2021 filed with the Securities and Exchange Commission on December 3, 2021 (the “Original Filing”) is being amended and restated due to the Company currently not holding any leases of inventory which was removed from the footnotes of the financial statements in the Form 10-Q/A, and instead providing that the Company derives its revenues primarily from the usage fees and sales of hydrotherapy massage beds and installation services. Revenues from sales are recognized when the products are sold and delivered to its customers and the usage fees are earned based on subscription or actual usage. Sales Taxes and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

In addition, the Form 10-Q/A was further amended to provide for the net loss per common share (basic and diluted) and the weighted average earnings per share have been recalculated and included in this Amendment No. 1 to the Original Filing.

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

The June 30, 2021 10Q Research and Development Expense was restated for the Original Filing period related to June 30, 2021 due to a reclassification between Intangible Assets and Research and Development Expense.

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

