Form 10-K
period 2022-03-31
OMNIA WELLNESS INC.
filed 2022-10-17
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 333-211986

Omnia Wellness Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-1291924
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 3000
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 325-3738

(Registrant’s Telephone Number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OMWS	OTCPink

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $7,948,685.

Number of shares of Common Stock outstanding as of July 14, 2022: 232,222,818

OMNIA WELLNESS INC.

FORM 10-K

March 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future results of operations and financial position, business strategy, prospective products, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, the results projected from the introduction of new brands, products and services, expansion into new geographic markets, combinations with third parties, including, but not limited to licensors; projections of international growth; projected increase in profitability that could lead to increased margins; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; and our expectations regarding the impact of general economic conditions on our business; the effects of the COVID-19 pandemic on the global and national economies and on our business operations and financial results; and the estimates and matters described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our assumptions used for the purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this prospectus, including but not limited to under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and elsewhere in this prospectus.

The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

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

COVID-19 Pandemic

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

The Company’s retail membership model is currently based upon a price from $5 to $10 per fifteen-minute session. The Company believes that the combined experience of deep tissue massage, therapeutic heat and proprietary wave therapy is so significant, the effects of a one-hour hands-on massage can be felt in as little as one fifteen-minute session. Due to this technology advantage, the Company expects to operate the Relaxation Centers with a minimal amount of staffing, as well as potentially franchise Relaxation Centers to third parties to enhance the rate of growth. Based on projected usage rates determined by us after multiple years of product development and market testing, the Company estimates that a single SOLAJET™ massage system may generate approximately $60,000 in annual revenue with a target gross margin of approximately 60%.

Research and Development

To develop our proprietary technology and prepare our product for commercialization, Omnia Corp. and its founder and affiliates have spent multiple years designing and placing over 500 units in high volume usage commercial settings. This product verification program was important to validate the product’s reliability, performance, consumer features and production capacity. The Company is continuing to develop additional products to offer in the wellness market and will incur research and development expenses on an ongoing basis.

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

Market Analysis

The global health and wellness industry had revenue of over $4.5 trillion per year prior to the COVID-19 pandemic and, as the pandemic waned in 2021 and continues to do so in 2022 as a result of available vaccines, and the global, national and local economies rebound, will continue to afford great opportunities for companies that offer innovative wellness solutions According to a report published in September 2022, by Wakefield Research, over 3 in 5 Americans (63%) believe investing in wellness activities, services and products that can help them save on the long-term financial costs of the effects of aging and sickness. With more than 3 in 4 Americans (76%) reporting they frequently experience negative physical or mental symptoms like stress, anxiety, fatigue, lack of focus, chronic pain, and unhealthy skin, it’s no wonder many are seeking better support for their bodies and minds. The challenges faced by aging populations, working populations who are interested in regular wellness maintenance and active people who need recovery support from various physical activities. Now more than ever, people suffer from tension/stress, chronic pain, lack of exercise and a broad range of conditions which may be alleviated or treated by massage and other modalities offered by Omnia Wellness.

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

The Company saw a decrease in sales of its available products during 2020 which it believes was a direct result of the COVID-19 pandemic, as gyms and other locations were closed and communities and individuals were quarantined for parts of the year. The Company started to see indicators late in the third quarter of 2020 and early in the fourth quarter of 2020 that business was starting to pick up again on the medical side and that continued into 2021 and early 2022. The SOLAJET™ massage system allows the option of getting a treatment without being in a room with another person, which management believes that this will allow an additional way to market the beds over the next several years.

Products and Services

SOLAJET™ Massage System

The SOLAJET™ massage system is a patented and unique touch-less treatment that helps reduce pain, improve range of motion, revive and rejuvenate the body. Inside the system, a powerful traveling water jet performs a relaxing full body Endo-Kinetic™ treatment but is also able to isolate to any part of the body at the touch of a button. Highlights include:

●	Rated equivalent to hands-on massage therapy, and 8 to 1 over a hot tub or massage chair experience based on Company-administered trials and surveys.

●	Deep tissue penetration, therapeutic heat and a flushing body “wave” motion combine 3 therapies in one, delivering a similar feeling of an hour-long traditional massage in as little as 15 minutes.

●	Users remain clothed and dry. No oils, disrobing or getting wet.

●	SOLAJET™ massage system features a full body massage with user-controlled programs, pressure and custom adjustments via a touch screen controller or smartphone app.

●	Company-administered surveys have suggested a 93% interest in continued use, and the system also appeals to a significant percentage of the population who will not normally seek a massage because they do not like personal touch.

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

Relaxation Centers

The Company’s business model is to create a national chain of BodyStop® “Relaxation Centers”. Earlier Company focus groups have shown that individuals introduced to the proposed BodyStop® Relaxation Center concept had a high interest in the services offered. The Company also had similar results selling SOLAJET™ memberships in commercial settings with a compelling conversion rate for users to purchase a monthly massage membership. The Company believes this is a strong indication that retention or membership sales will be high once consumers experience a SOLAJET™ massage in a relaxing and stress-free environment. The Company’s first two BodyStop® locations are currently under construction on Long Island, New York and at the LA Fitness in Fountain Valley, California, with an expected opening date of November, 2022.

The Company intends to offer the following at each BodyStop® location:

●	Luxurious feeling, open and “stress free” environment.

●	Relaxing pre-massage/recovery area provides the soothing tone of relaxation with an arrangement of colors, scents, lighting and décor.

●	Privacy massage rooms for security and mental relaxation.

●	“Hydration stations” - customizable energy water dispenser to help relax and replenish the body after massage.

●	Sign-up/Sign-in kiosk – Registration will be done through a smartphone app, the internet or an in-store kiosk. The in-store kiosk will also be available to learn more about SOLAJET™.

●	Consumers are able to control the massage and where to focus force via a control panel.

●	BodyStop® “No Tip” policy creates a high value, cashless retail environment.

●	Approximately ten SOLAJET™ massage systems.

For the BodyStop® Relaxation Centers, the Company continues to develop, product branding and marketing using professional marketing agencies and intends to hire consultants to develop the store layout and associated marketing concepts. The locations are intended to represent a “human oasis” or an affordable “recharge station” for our stressed-out world. The Company intends to work closely with its franchise consultants during the testing and modeling of the centers to make certain any franchise offering has the best opportunity to be successful.

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

Plan of Operations

The Company intends to implement an aggressive go-to-market plan intended to validate its business model, including to:

●	Engage a professional branding and marketing group to develop BodyStop® name and marketing collateral (print, web, mobile and social media).

●	Employ a design consultant to properly design the BodyStop® layout, theme, lighting and structure.

●	Secure a real estate specialist to determine proper retail locations based on population, demographics and foot traffic.

●	Initially launch ten BodyStop® in the metro-located in areas such as Southern California, Florida, Texas, and Colorado to validate the business model.

Furthermore, the Company plans to market the pre and post-launch of its BodyStop® Relaxation Centers by:

●	Driving customer flow to the BodyStop® Relaxation Centers by building brand awareness through conveniently located, highly visible locations and by using traditional retail-oriented marketing and customer acquisition techniques and by participating in community awareness events.

●	Heavily promoting “free massages” as an attractive means to drive traffic to the locations for the prospective customer’s first trial massage. We believe that the history of user usage patterns predicts a high retention or desire for ongoing use once someone experiences the SOLAJET™ massage in a Relaxation Center.

●	Developing a social media presence.

●	Creating media and public relations exposure.

After the Company’s BodyStop® Relaxation Centers have been in service for a reasonable test period, management plans to evaluate each location’s results and determine the proper course of action for the identification and installation of future locations. If results from the test market demonstrate that the concept is profitable and scalable, the Company intends to build up the headquarter organization and expects to open approximately 50 to 100 company owned BodyStop® Relaxation Centers in the U.S. within the following 12 - 24 months, subject to the availability of funds.

Omnia Wellness has decided to enter the European market starting from Switzerland which is a renowned test market for innovative products, as the positive reception from local customers is usually assurance of success. In Switzerland, Omnia Wellness is actively building several market verticals with elderly homes, property developers, fitness centers and corporations (employee wellbeing). In order to have an efficient and reliable local presence, Omnia Wellness is negotiating a service agreement with MITAC, a noted Swiss company in the whirlpool and spa markets, for installation, servicing, and maintenance of Omnia’s products.

In addition to a national chain of company-owned BodyStop® Relaxation Centers, the Company is considering franchising the Relaxation Centers, and sell SOLAJET™ memberships in commercial settings through the purchase of monthly massage memberships. Along with the retail and commercial elements of the business plan, the Company expects to launch a medical rental program targeting physical therapists and chiropractors, which we believe removes the cost factor that would otherwise prevent practitioners from purchasing our products - a major barrier of entry. Our first beta franchise center is expected to open in the fourth quarter of 2022.

Revenue Share Model

The Company has also tested, and now offers, the installation and operation of a smaller version of the Relaxation Centers in a limited number of the nation’s leading health and fitness clubs. For instance, the Company and LA Fitness have opened the initial BodyStop® Center located in LA Fitness, Mission Viejo, California in January 2019, and a second location in Irvine, California opened in July 2019. The Company has confirmed the model with LA Fitness and is scheduling the opening of two BodyStop® Relaxation Centers in August 2022 and expand eventually to 100 to 300 LA Fitness centers. In June 2022, the Company and LA Fitness entered into a new license agreement to expand the number of modalities offered at each LA Fitness location where the Company was operating prior to the Covid shut down and to expand the same package of modalities to other locations as well. Our value proposition to this and other potential partnerships include:

●	No capital investment by the fitness partner, as the Company will install and own the beds;

●	Profitability drivers utilizing existing members or traffic, assisted by co-marketing with our partner,

●	Service and support by the Company;

●	Turn-key marketing support;

●	Kiosk enrollment and operation; and

●	The Company shares the revenue with the partner, in the range of 60% to 70% of gross revenue to the Company and 30% to 40% to the partner.

Target Customers

Potential retail target customers for the SOLAJET™ massage experience include the following:

●	Employees exposed to high levels of stress;

●	Sedentary workers;

●	Manual and strenuous labor employees;

●	Seniors;

●	Overweight individuals; and

●	Individuals with chronic pain/disabilities.

The Company expects the physiological massage experience, the center’s relaxing environment, ongoing massage education and overall financial value to resonate well with potential consumers, creating a strong consumer brand and loyal members.

The Company plans to create a focused marketing plan targeting specific segments of the population. The emphasis of the marketing messages will be on the specific benefits of consistent massage as a means of providing long-term and short-term health benefits.

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

Some of our expected competitors currently have significantly greater resources than we do, have previously validated their business plan and launched their business, and may have greater resources for product development, sales and marketing, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that we may not be able to provide.

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

On April 30, 2019, Omnia Corp. entered into a worldwide exclusive license with Drywave Technologies USA, Inc., which is the owner or exclusive licensee of certain of the technology, patent and other intellectual property rights, and know-how related to our dry hydrotherapy massage products. Pursuant to the terms and conditions of the license agreement, the Company received intellectual property rights to manufacture, use, and offer for sale all the products related to the patents and trademarks for dry hydrotherapy therapy technologies. The license fee to acquire the technology was $2,000,000, all of which has been paid. The Company is also obligated to pay to Drywave a royalty of 3% of net sales beginning May 1, 2020 and continuing for the longer of the period in which there are valid patent claims or ten years. Drywave is wholly-owned by Steve Howe, our Executive Chairman. The Company has a liability of $27,945 on its consolidated financial statements at March 31, 2022.

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

Government Regulation

Regulation by governmental authorities in the United States and foreign countries can be a significant factor in the development, manufacture and marketing of health-related products. Currently, other than a Class I medical device registration form and annual fee payment, none of our products require formal regulatory approval by governmental agencies prior to commercialization. Class I medical devices are those products deemed to be low-risk, and as such are subject to the least amount of regulatory control. As a business strategy, we intend to conduct some key clinical studies to provide a basis to make medical claims regarding the use of our SOLAJET™ and AQUAVIVE™ products.

Employees

As of September 10, 2022, we had 9 full-time employees. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. We also use the services of consultants as-needed from time to time. We are subject to labor laws and regulations within our locations in the U.S. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

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

Item 1A. Risk Factors

A purchase of any of our securities involves a high degree of risk. Investors should consider carefully the following information about these risks, together with the other information contained in this prospectus before the purchase of any of our Shares. If any of the following risks actually occur, the business, financial condition or results of operations of the Company would likely suffer, the market price of the common stock would likely decline, and investors could lose all or a portion of their investment. The Company has listed the following risk factors which it believes to be those material to an investment decision in this offering.

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

We have accounts payable, accrued liabilities, loans payable, interest and other liabilities of approximately $7,400,000 as of March 31, 2022. We currently owe, or there will become due in 2023, indebtedness evidenced by promissory notes aggregating in excess of $5.8 million (exclusive of interest), of which approximately $1.2 million is convertible debt. We also expect to incur additional indebtedness from time to time to fund operations. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We currently owe, or there will become due in 2023, indebtedness evidenced by promissory notes aggregating in excess of $5.8 million (exclusive of interest), of which approximately $1.2 million is convertible debt. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness and other liabilities or convert or exchange indebtedness for equity in the Company, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition. Furthermore, if we do not have sufficient funds and are otherwise unable to arrange financing to repay our outstanding indebtedness, our assets may be foreclosed upon, among other damages to lenders, which could have a material adverse effect on our business, financial condition and results of operation. The Company requires additional funding which it does not yet have secured and if this new funding is not received it will have a material adverse effect on our business, financial condition, and results of operation.

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

We have an unproven business plan.

We have an unproven business plan and do not expect to be profitable for the next several years. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as an early-stage company seeking to develop and manufacture new products.

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

We must be able to develop additional commercially viable products for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. We will need to develop adequate marketing capabilities in order to sell our products. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

●	the cost competitiveness of our products;

●	consumer reluctance to try new products; and

●	consumer perceptions of our products’ safety or efficacy.

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

We will need to evaluate our existing internal controls over financial reporting against the criteria set forth in Internal Control - Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify other areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our common stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential material weaknesses in those controls.

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

Of the 232,222,818 shares of our common stock issued and outstanding as of March 31, 2022, approximately 36,316,830 shares are freely tradable without restriction by stockholders who are not our affiliates. All of the remaining shares are “restricted securities” as defined in Rule 144, and may be publicly resold subject to the limitations described in Rule 144.

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

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS PROSPECTUS, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

Our corporate headquarters are located at 999 18th St., Suite 3000, Denver, Colorado 80202, where we lease approximately 200 square feet on a month-to-month basis. Under the lease, the lease term continues for 12 months and may be terminated upon 30 days prior notice from the landlord or, by us, upon 30 days prior notice. We believe that these facilities are adequate for our current needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We believe that as may be needed, additional space can be leased in the same building we currently utilize. We do not own any real estate.

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

The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported on OTC Pink Market, but as adjusted to reflect our April 6, 2021 15:1 forward stock split. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarterly Period Ended	High	Low
June 30, 2021	$0.35	$0.167
September 30, 2021	$0.42	$0.16
December 31, 2021	$0.40	$0.25
March 31, 2022	$0.414	$0.20

June 30, 2020	$0.20	$0.10
September 30, 2020	$0.20	$0.12
December 31, 2020	$0.20	$0.12
March 31, 2021	$0.18	$0.12

Number of Holders

As of July 11, 2022, 232,222,818 shares of our common stock were issued and outstanding, which were held by approximately 44 holders of record.

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

Under the 2020 Equity Incentive Plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 2,000,000 of our common stock are reserved for issuance under the 2020 Plan. No grants under the 2020 Plan are outstanding as of March 31, 2021. The purpose of the 2020 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2020 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

The table below sets forth information as of March 31, 2022 with respect to compensation plans under which our common stock is authorized for issuance.

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2022, we issued an aggregate of 1,314,827 shares of our common stock to consultants as consideration for services. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering. Pursuant to one of the consulting agreements, the Company issued a common stock purchase Warrant for 166,667 shares of the Company’s common stock. The Warrant has an exercise price of $0.30 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three year anniversary of the Warrant.

During the year ended March 31, 2022, we issued 4,626,339 shares of our common stock upon conversion of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

During the year ended March 31, 2022, we issued 1,600,000 shares of our common stock upon extension of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

During the year ended March 31, 2022, the Company issued 454,545 shares of common stock to an investor pursuant to the terms of a Stock Purchase Agreement. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as no general solicitation was used in the offer and sale of such securities, and/or Regulation S promulgated under the Securities Act as the investor is a non-U.S. person and the offer was made in an offshore transaction.

During the year ended March 31, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) dated as of June 24, 2021 (the “Issuance Date”) and issued and sold to Auctus Fund, LLC (the “Investor”), a Senior Secured Promissory Note (the “Note”) in the principal amount of $650,000 (the “Capital Raise”). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note, the Company issued two common stock purchase warrants (separately, the “First Warrant” and the “Second Warrant” and together, the “Warrants”) to the Investor, each allowing the Investor to purchase an aggregate of 4,333,333 shares of the Company’s common stock (the “Common Stock”). The Second Warrant is subject to cancellation pursuant to the terms of the Note, and may not be exercised until the Trigger Date (as defined in the Second Warrant). The Warrants each have an exercise price of $0.15 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three year anniversary of the Warrants; provided, however, in the event the Company repays the Note in its entirety on or prior to the Maturity Date, the Second Warrant shall automatically expire and may only be exercised in the event it does not so automatically expire. The Warrants include a cashless exercise provision as set forth therein. The Note and the Warrants each was, and, unless subsequently registered, the shares underlying the Warrants will be, issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as no general solicitation was used in the offer and sale of such securities.

Item 6. Selected Financial Data

Not applicable.

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

Fiscal Year Ended March 31, 2022 Compared to the Fiscal Year Ended March 31, 2021

Revenues

Total revenue was $290,715 for the year ended March 31, 2022, compared to $218,874 for the year ended March 31, 2021. The increased revenue during 2022 is due to a targeted marketing program to gyms and medical facilities.

Cost of Goods Sold

Total cost of goods sold was $77,327 for the year ended March 31, 2022, compared to $120,253 for the year ended March 31, 2021. The decrease in cost of goods sold in 2022 was mainly due to the Company operating with current inventory, having written down obsolete items in 2021.

Operating expenses

Total operating expenses was $3,608,929 for the year ended March 31, 2022, compared to $1,722,161 for the year ended March 31, 2021. There was increased depreciation and amortization, legal and professional fees, payroll expenses, consulting expenses, general and administrative expenses, and research and development costs in 2022 as Omnia Corp. continued to build its business, offset by a decrease in selling and marketing expenses, related party consulting fees, and warranty expense.

Interest expenses and finance costs

Interest expense and finance costs was $2,689,870 for the year ended March 31, 2022, compared to $611,536 for the year ended March 31, 2021. The increase in interest expense is due to the issuance of additional promissory notes to investors in 2022.

Net Loss

The net loss for the fiscal year ended March 31, 2022 was $(5,522,578), resulting in loss per share of $(0.02), compared to net loss for the period ending March 31, 2021 of $(2,235,075) resulting in loss per share of $(0.01).

Liquidity and Capital Resources

We have historically funded operations through the issuance of loans, evidenced by convertible and non-convertible promissory notes. Since inception, we have raised an aggregate of $6,231,000  through the sale of such promissory notes, of which approximately $5,879,205 principal amount remains outstanding and either is currently due and continuing to accrue default interest, or will be due in 2022. Additionally, in 2020 and 2021 we received funding of $588,891 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, all of which was forgiven in May 2021.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing total indebtedness of approximately $7,442,642, if not converted to equity, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, at this time, we do not have an established source of funds sufficient to cover operating costs after July 2022. Funds raised, if any, during 2022, are anticipated to fund not just repayment of existing obligations, but our ongoing operations including validating the business model for Relaxation Centers, hiring additional personnel, and expanding the revenue share model with additional facilities.

We do not currently have available funds to repay currently-due liabilities of approximately $5,462,466 or to repay indebtedness that is expected to become due in 2022, and are exploring refinancing, extending the maturity date and/or converting some or all of such indebtedness into equity.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Omnia Wellness Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omnia Wellness Inc. as of March 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2016
Lakewood, CO

Omnia Wellness Inc.

Consolidated Balance Sheet

	Year Ended March 31, 2022	Year Ended March 31, 2021

ASSETS
Current assets:
Cash	$1,894	$28,761
Accounts receivable	206,949	38,341
Due from related parties	2,780	163,200
Advances on inventory	-	16,000
Inventory	24,000	-
Total current assets	235,623	246,302

Non-current assets:
Fixed assets, net	515,113	314,377
Intangible assets, net	1,450,900	1,600,975
ROU assets, net	160,197	-
Total non-current assets	2,126,210	1,915,352
Total assets	$2,361,832	$2,161,654

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$562,213	$103,205
Accounts payable, related party	-	1,500
Deposit liability	8,002	21,764
Accrued interest	615,261	427,910
Lease liability	99,464	-
Warranty liability	25,667	25,667
Royalty Liability	143,817	0
Nonconvertible notes, related party	1,102,735	834,653
Nonconvertible notes	1,765,219	1,745,000
Convertible notes, related party	29,970	29,970
Convertible notes	1,229,443	1,107,143
Total current liabilities	5,581,790	4,296,812

Non-current liabilities:
Advances due to related party	143,239	-
Lease liability	80,099
PPP Loan	-	588,891
Senior secured notes	675,000	-
Nonconvertible notes, related party	891,920	509,972
Nonconvertible notes	189,918	174,620
Total non-current liabilities	1,980,176	1,273,483
Total liabilities	7,561,966	5,570,294

Stockholders’ deficit:
Stock Payable	642,867	-
Preferred stock; 150,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 1,500,000,000 shares authorized; 232,222,818 and 224,227,107 issued and outstanding, respectively	232,223	14,900
Common stock subscribed: $0.001 par value subscribed common shares, 2,500,000 and -0- shares outstanding, respectively	2,500	-
Additional paid-in capital	5,344,318	2,065,923
Accumulated deficit	(11,012,042)	(5,489,464)
Subscription Receivable	(410,000)	-
Total stockholders’ deficit	(5,200,134)	(3,408,640)
Total liabilities and stockholders’ deficit	$2,361,832	$2,161,654

The accompanying notes are an integral part of these consolidated financial statements.

Omnia Wellness Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021

Revenue
Sales, net	$286,284	$218,124
Lease income	2,694	-
Freight and delivery income	1,737	750
Total revenue	290,715	218,874

Cost of goods sold
Cost of goods sold	77,327	120,253
Total cost of goods sold	77,327	120,253
Gross Profit	213,388	98,621

Operating expenses:
Warranty expense	-	13,399
Depreciation and amortization	322,317	272,779
Legal and professional fees	321,092	177,589
Payroll expense	335,509	240,395
Selling and marketing expense	62,996	52,804
Selling and marketing expense, related party	87	356,261
Consulting	1,020,154	25,985
Consulting, related party	13,620	244,186
License royalties	-	33,771
Royalty Expense	143,817
General and administrative	370,139	304,992
Research and development	1,019,200	-
Total operating expenses	3,608,929	1,722,161

Other (income) expense:
Gain on PPP loan forgiven	(593,546)	-
Loss on debt settlement	30,713	-
Interest expense and finance costs	2,689,870	611,536
Total other (income) expense	2,127,037	611,536

Net loss	(5,522,578)	(2,235,075)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding-basic and diluted	227,242,753	191,762,740

The accompanying notes are an integral part of these consolidated financial statements.

Omnia Wellness Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit)

	Common Stock Shares	Common Stock Par Value	Common Stock Receivable	Preferred Stock Shares	Preferred Stock Value	Stock Payable	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2020	264,384,488	$55,058	$-	-	$-	$-	$-	$(10,224)	$(77,847)	$(33,013)
Change in shares issued	(40,157,381)	(40,158)	-	-	-	-	-	-	-	(40,158)
Conversion of debt	-	-	-	-	-	-	-	2,076,147	-	2,076,147
Reverse merger, consolidation adjustment	-	-	-	-	-	-	-	-	(3,176,541)	(3,176,541)
Net loss	-	-	-	-	-	-	-	-	(2,235,075)	(2,235,075)
Balance, March 31, 2021	224,227,107	$14,900	$-	-	$-	$-	$-	$2,065,923	$(5,489,464)	$(3,408,640)
Reclass par value of shares	-	209,327	-	-	-	-	-	(209,327)	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	-	914,075	-	914,075
Subscription Receivable	-	-	-	-	-	-	(410,000)	-	-	(410,000)
Common Stock Recievable			2,500					(2,500)		-
Stock issued for conversion of debt	4,626,339	4,626	-	-	-	150,867	-	819,757	-	975,250
Stock issued for note extensions	1,600,000	1,600	-	-	-	15,000	-	670,400	-	687,000
Stock issued for consulting	1,314,827	1,315	-	-	-	64,500	-	418,785	-	484,600
Stock issued at $0.16	-	-	-	-	-	287,500	-	-	-	287,500
Stock issued at $0.17	-	-	-	-	-	125,000	-	-	-	125,000
Stock issued at $0.22	454,545	455	-	-	-	-	-	99,545	-	100,000
Warrants issued	-	-	-	-	-	-	-	567,660		567,660
Net loss	-	-		-	-		-	-	(5,522,578)	(5,522,578)
Balance, March 31, 2022	232,222,818	$232,223	$2,500	-	$-	$642,867	$(410,000)	$5,344,318	$(11,012,042)	$(5,200,134)

The accompanying notes are an integral part of these consolidated financial statements.

Omnia Wellness Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net loss	$(5,522,578)	$(2,235,075)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,590	272,779
BCF on convertible notes	914,076	-
Loss on debt settlement	30,713	-
Stock based compensation	484,600	-
Amortization of ROU asset	104,266	-
Amortization of warrants	567,660	-
Discount on notes	25,000	-
Royalty on Sales	143,817	-
Finance costs related to note payable	216,506	-
Finance costs paid in stock	672,000	-
Gain on PPP loan forgiven	(593,546)	-
Rent payments on lease liability	(84,899)	-
Bad debt expense	(2,200)	-
Change in:
Accounts receivables, net	(168,608)	(38,341)
Due from related parties	160,420	(163,200)
Inventory	(24,000)	-
Deposits	(13,762)	-
Advance payments on purchase of inventory, related party	16,000	(16,000)
Accounts payable and accrued liabilities	427,508	152,136
Interest payable	261,755	413,443
Net cash used - operating activities	(2,166,683)	(1,614,258)

Cash flows from investing activities:
Purchase of fixed assets	(269,251)	(387,131)
Payments on license agreement, related party	-	(1,801,000)
Net cash used – investing activities	(269,251)	(2,188,131)

Cash flows from financing activities:
Subscriptions receivable	(410,000)	-
Proceeds from advances	606,158
Proceeds from loans payable	2,860,000	4,971,703
Payments on loans payable	(684,672)	-
Payments on advances	(432,920)
Increase in stock subscription payable	370,500
Proceeds from issuing stock net of offering costs	100,000
Change in shareholders’ equity, net	-	(1,100,394)
Change in common stock	-	(40,158)
Net cash provided - financing activities	2,409,066	3,831,151
Net increase (decrease) in cash	(26,867)	28,761

Cash - beginning of year	28,761	-
Cash - end of year	$1,894	$28,761

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Issuance of common stock for notes payable	$905,500
Issuance of common stock for interest payable	$69,750

The accompanying notes are an integral part of these consolidated financial statements.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

1.	NATURE OF OPERATIONS

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

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options and warrants, to the extent dilutive. As of March 31, 2022 and 2021, there were 227,242,753 and 191,762,740, respectively, of common stock equivalents.

Cash - In the consolidated statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality.

Accounts Receivable – Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products and services. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $206,949 and $38,341 in outstanding accounts receivable as of March 31, 2022 and 2021 respectively.

Other Receivable – During the year ended March 31, 2022, the Company advanced $410,000 to Drywave under no specific terms. As of March 31, 2022, we have a recorded receivable for this advance on the consolidated balance sheet. There were $410,000 and $-0- outstanding other receivable as of March 31, 2022 and 2021 respectively.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

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

Advance Payments on Purchases of Inventory, related party – Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or a use of the bed and equipment occurs and beds are placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for use to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $-0- and $16,000 as of March 31, 2022 and 2021, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in service at certain locations which ownership is maintained by the Company. The accumulated depreciation was calculated to be $194,219 and $108,746 as of March 31, 2022, and 2021, respectively.

Patent Cost - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $550,100 and $362,500 as of March 31, 2022 and 2021, respectively.

Leases - Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of operations.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

License Payable, related party - License payable is the remaining balance due for the initial intangible asset cost. License payable is classified as current liabilities if payment is due within one year or less. If not, they are presented as non-current liabilities.

Warranty Liability – For sales to customers, the Company provides a warranty on the beds sold which includes, a three-year warranty on parts, a five-year warranty on the frame and a 90 day warranty on any labor. Warranty liability is accrued and is estimated at 5% of monthly sales and adjusted for actual repairs, replacements, and warranties as they are incurred. The Company periodically assesses the adequacy of our recorded warranty liability and records adjustments as claims data and experience warrants.

Beneficial Conversion Features – The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature (“BCF”) is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. As of March 31, 2022 and 2021, the Company did not have any conversion options that were in the money.

Derivatives – The Company accounts for derivative instruments in accordance with ASC815 and ASC470, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair values of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2022 and 2021, the Company did not have any derivative instruments that were designated as hedges.

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

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of March 31, 2022 and 2021 due to the relatively short maturity of the respective instruments.

Recently Issued Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and must be adopted under a modified retrospective method approach. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. Implementation of this ASU had no material impact on the consolidated financial statements.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Implementation of this ASU had no material impact on the consolidated financial statements.

As of March 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3.	GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2022 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.	RELATED PARTIES

The Company outsources its manufacturing pursuant to a Contract Services Agreement with DryRX, LLC dated as of January 1, 2020, which replaced and superseded the Contract Services Agreement with DryRX, LLC dated as of July 22, 2018, which expired in accordance with its terms. The Contract Services Agreement, among other things, provides that DryRX shall provide manufacturing and support services on behalf of the Company, and shall be responsible for the manufacturing oversight and production operations of the Company’s products. In return, the Company is obligated to pay to DryRX a fee equal to 10% of net sales less cost-of-goods-sold and all expenses associated with the services. DryRX is owned and controlled by Steve Howe’s brother. As at March 31, 2022, the Company has recorded a royalty liability of $115,872 and is on the consolidated balance sheet. No royalty has been paid as of the date of this filing.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

The Company entered into a Consulting Agreement with Massagewave, Inc, owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020 with renewal options. The Company incurred consulting expense, related party of $13,620 and $244,186 as of March 31, 2022 and 2021, respectively. The Company also has an accounts payable, related party balance of $-0- and $1,500 as of March 31, 2022 and 2021, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

5.	FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at March 31, 2022 and 2021 is as follows:

	Useful Lives	March 31, 2022	March 31, 2021

Equipment in use	5 years	$182,620	$99,000
Equipment at 3rd party locations	5 years	212,000	212,000
Building and Improvements	40 years	254,446	68,815
Vehicles and trailers	5 years	60,266	60,266
Less depreciation		(194,219)	(125,704)
Total fixed assets, net		$515,113	314,377

The Company recorded depreciation expense of $161,641 and $55,796 for the years ended March 31, 2022 and 2021, respectively. The increase is due to the depreciation of the ROU Assets.

6.	LICENSE AGREEMENT, RELATED PARTY

On April 30, 2019 the Company entered worldwide exclusive license with Drywave Technologies, Inc. (“Drywave”), a Company owned by Steve Howe. On the terms and conditions of the agreement, the Company received intellectual property rights to manufacture, use, and offer for sale all the products related to the patents and trademarks for dry hydrotherapy therapy technologies. The license fee to acquire the technology was $2,000,000, and is payable as follows:

(a) $350,000, plus $1,000 escrow fee, due on or before April 30, 2019 (“First Payment”);

(b) $200,000 due on or before October 30, 2019 (“Second Payment”); and

(c) $1,450,000 due on or before March 2, 2020 (“Third Payment”)

The Company made all the required payments as of March 31, 2021. After payment of the $2,000,000 License Fee and not later than April 30, 2020, the Company began paying to Drywave a royalty of 3% of Net Sales beginning May 1, 2020 and continuing for the longer of the period in which there are valid patent claims or ten years. The Company is performing on this agreement. As at March 31, 2022, the Company has recorded a royalty liability of $27,945 and is on the consolidated balance sheet. No royalty has been paid as of the date of this filing.

The company recorded the original license fee as an intangible asset as of April 30, 2019 and is amortizing the asset over the expected useful life of the asset of 10 years. The Company recorded amortization expense of $150,075 and $162,500  for the years ended March 31, 2022 and 2021, respectively.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

7.	LEASE LIABILITY

On January 1, 2022, we adopted ASC Topic 842 – Leases. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. Upon adoption, we recognized operating lease right-of-use (“ROU”) assets and corresponding lease liabilities of $179,563.

Lessee accounting

We determine if an arrangement is or contains a lease at inception. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period and (3) whether we have the right to direct the use of the asset. Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for the majority of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. The lease classification affects the expense recognition in the income statement. Operating lease costs are recorded entirely in operating expenses. Finance lease costs are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Under the guidance of ASC 842, operating leases are included in right-of-use assets, current lease liabilities, and noncurrent lease liabilities on our balance sheets. ROU assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at transition date in determining the present value of future payments. The ROU asset includes any lease payments made but excludes lease incentives and initial direct costs incurred, if any. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Lease extensions

Many leases have options to either extend or terminate the lease. In determining the lease term, we considered all available contract extensions that are reasonably certain of occurring.

Operating leases

The Company has three operating leases, each with different terms. Lease 1 entered into on July 23, 2020 is effective for 3 years and 1 month from the commencement date. The lease requires adjustment upon the annual commencement date with an increase to the monthly rent by 3%. Lease 2 entered into on February 24, 2021 is effective for 3 years and 1 month from the commencement date. The lease requires monthly increases until the monthly amount reaches $5,000, then a 3% annual increase thereafter. Upon notice, the lease can be renewed for an additional two-year term at a rate 5% higher than set on schedule A of the lease. Lease 3 entered into on April 22, 2021 is effective for 3 years and 1 month from the commencement date. The lease may be renewed with renewal options to be determined at that time.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

The following table summarizes balance sheet data related to leases at March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Assets
Operating lease right of use assets #1	$71,401	$-
Operating lease right of use assets #2	145,855	-
Operating lease right of use assets #3	47,207	-
Less accumulated depreciation	(104,266)	-
Total operating lease right of use assets	$160,197	$-

Liabilities
Operating lease liability, current	99,464	-
Operating lease liability, noncurrent	80,099	-
Total lease liabilities	179,563	-

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments for each lease. During the year ended March 31, 2022, the Company paid $84,899 towards the lease liability and $27,184 in interest expense.

8.	NOTES PAYABLE

Covid-19 PPP Loan

During the year ended March 31, 2021, the Company entered into loans under the Paycheck Protection Program (“PPP”) sponsored by the U.S. Small Business Administration (SBA) providing for proceeds of $588,891. The PPP loans were made pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was administered by the SBA. The interest rate on the PPP loans were 1.0%. The PPP loans were unsecured and contained customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. In May 2021, $294,066 was forgiven, with another $146,200 forgiven in August 2021 and the remaining $148,625 forgiven in October 2021, resulting in a gain on forgiveness of $593,546 including interest during the year ended March 31, 2022.

Senior Secured Notes

In June 2021, the Company entered into a Senior Secured Note with Auctus Fund for $650,000, discounted $55,000, resulting in net proceeds of $595,000, with a maturity date of June 23, 2022. The note bears interest of 12% per annum with the first twelve months of interest to be due and payable on the issue date of the note. Interest of $78,000 was expensed during the year ended March 31, 2022. Any principal amount or interest on this note which is not paid when due shall bear interest at the rate of the lesser of (i) sixteen percent (16%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid.

On July 14, 2021, the principal amount of the note was increased by $25,000 in return for a one-time waiver by the Lender of one of the covenants under the note, bringing the balance of the note to $675,000.

Also pursuant to the agreement, in connection with the issuance of the note, the Company issued two common stock purchase warrants (separately, the “First Warrant” and the “Second Warrant” and together, the “Warrants”) to Auctus, each allowing Auctus to purchase an aggregate of 4,333,333 shares of the Company’s common stock. The Second Warrant is subject to cancellation pursuant to the terms of the Auctus Note and may not be exercised until the Trigger Date (as defined in the Second Warrant). The Warrants each have an exercise price of $0.15 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three-year anniversary of the Warrants; provided, however, in the event the Company repays the Auctus Note in its entirety on or prior to the maturity date, the Second Warrant shall automatically expire and may only be exercised in the event it does not so automatically expire. The Warrants include a cashless exercise provision as set forth therein.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

The total fair value of the warrants was estimated on the issue date at $513,827 using the following weighted average assumptions:

June 24, 2022
Market price of common stock on date of issuance	$0.30
Risk-free interest rate	0.48%
Expected dividend yield	0
Expected term (in years)	3
Expected volatility	199.6%

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

The note is secured by an Affidavit of Confession of Judgment and ranks senior over all existing and future indebtedness of the Borrower.

Nonconvertible Notes – Related Party

At March 31, 2021, the Company had $1,344,625 in notes payable due to related party investors. During the year ended March 31, 2022, the Company entered into additional notes payable – related party for $750,000 discounted at approximately 3%, or $25,000, resulting in net proceeds of $725,000. Additionally, a note of $99,970 that was previously held by a related party was reclassed to a non-related party and subsequently paid. As of March 31, 2022, the Company has issued $1,994,655 in notes payable to investors, of which $1,102,735 is due in the short term and $891,920 is due in the long term. The following table reflects the nonconvertible notes related party outstanding as of March 31, 2022.

Interest Rate	Issuance Date	Maturity	March 31, 2022
4%	12/31/18	12/31/23	$55,250
4%	12/31/18	12/31/21	$66,900
4%	12/31/18	12/31/23	$74,220
4%	9/30/19	9/29/21	$314,000
4%	9/17/19	9/16/20	$81,500
4%	9/30/19	12/31/23	$12,450
1%	12/31/20	12/30/22	$254,382
1%	12/31/20	12/30/22	$235,600
1%	12/31/20	12/30/22	$83,785
4%	12/31/20	12/31/21	$53,100
4%	12/31/20	12/31/21	$2,850
12%	1/10/22	5/10/23	$750,000
adjustment			$10,618
			$1,994,655

Nonconvertible Notes

At March 31, 2021, the Company had $1,919,620 in notes payable due. During the year ended March 31, 2022, the Company entered into additional notes payable for $370,189 including fees resulting in net proceeds of $150,000 and repaid $339,672. As of March 31, 2022, the Company has issued $1,955,137 in notes payable to investors, of which $1,760,219 is due in the short term and $189,918 is due in the long term. The following table reflects the nonconvertible notes outstanding as of March 31, 2022.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

Interest Rate	Default Rate	Issuance Date	Maturity	March 31, 2022
14%	N/A	8/1/18	1/31/22	$500,000
14.2%	25%	9/18/19	9/18/23	$23,347
14.2%	25%	10/9/19	10/9/23	$37,037
14%	Additional 2%	10/30/19	10/29/21	$229,500
14%	Additional 2%	12/31/19	12/31/20	$102,000
14%	N/A	2/5/20	2/5/21	$50,000
20%	Additional 2%	2/25/20	8/24/22	$216,000
20%	Additional 2%	2/28/20	6/30/21	$104,000
14.2%	25%	3/10/20	3/10/24	$90,654
20%	Additional 2%	4/24/20	4/23/21	$20,000
30%	Additional 2%	10/29/20	2/28/21	$25,500
12%	Additional 2%	10/30/20	11/1/21	$25,500
12%	Additional 2%	10/30/20	11/1/21	$25,500
20%	N/A %	2/2/21	5/31/22	$45,000
15%	N/A %	4/1/21	3/31/24	$38,880
10%	N/A %	4/1/21	3/31/22	$100,000
N/A %	N/A %	8/11/21	12/31/21	$322,219
				$1,955,137

Convertible Notes – Related Party

The Company has issued $29,970 in convertible notes payable to a related party, bearing an annual interest rate of 4% and a default interest rate of an additional 2%. The note was due December 30, 2020 unless sooner paid in full or converted in accordance with the terms of Conversion, (the “Maturity Date”) provided, however, that if a Qualified IPO (as defined below) does not occur on or before the Maturity Date, the Maturity Date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (8%).  At March 31, 2022 and 2021, the Company had $29,970 and $29,970, respectively, in outstanding convertible notes – related party.

Convertible Notes

At March 31, 2021, the Company had $1,107,143 in convertible notes payable. During the year ended March 31, 2022, the Company entered into additional notes payable for $1,387,800 net of adjustments resulting in cash proceeds of $1,390,000 gross, converted $905,500 into 5,883,564 common shares, of which 1,257,225 are still to be issued, and repaid $360,000. As of March 31, 2022, the Company has issued $1,229,443 in convertible notes payable to investors with all due in the short term. The following table reflects the convertible notes outstanding as of March 31, 2022.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

Interest Rate	Conversion Rate		Issuance Date	Maturity	March 31, 2022
12%		$1.80	5/5/19	1/26/21	$102,000
12%		$1.80	7/10/19	7/9/21	$153,000
12%		$1.80	2/12/20	2/11/21	$102,000
8%		$0.22	3/9/21	3/8/22	$100,000
2%		$0.30	6/16/21	3/31/22	$250,000
10%		$0.30	6/22/21	6/21/22	$50,000
10%		$7.50	8/30/21	8/29/22	$150,000
10%		$7.50	8/31/21	8/30/22	$75,000
10%	$	*	8/31/21	8/30/22	$50,000
10%	$	*	9/15/21	9/14/22	$20,000
10%	$	*	9/20/21	9/19/22	$10,000
10%	$	*	9/22/21	9/21/22	$10,000
10%	$	*	10/13/21	10/12/22	$50,000
10%		$7.50	10/18/21	10/17/22	$25,000
10%		$7.50	10/20/21	10/19/22	$20,000
10%	$	*	10/28/21	10/27/22	$20,000
10%	$	*	12/27/21	12/26/22	$20,000
10%	$	*	2/11/22	2/10/23	$10,000
10%	$	*	2/22/22	2/21/23	$5,000
adjustment					$7,443
					$1,229,443

*	Upon commencement by the Company of a Qualified Financing, all of the outstanding principal and interest shall convert into that number of shares of New Round Stock, based upon a conversion price equal to the actual price per share of New Round Stock in the Qualified Financing. If not converted prior to the twelve-month anniversary of the issuance of the Notes, the Notes will be payable upon demand. Prepayment is not permitted prior to a payoff event.

The Company evaluates these notes at commencement for beneficial conversion features and derivatives. During the year ended March 31, 2022, the Company recorded a beneficial conversion feature on the convertible notes of $914,076 compared to $-0- at March 31, 2021.

The following table depicts the total notes payable at March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021

PPP Loan	$-	$588,891
Senior secured notes	$675,000	$-
Nonconvertible notes - related party	$1,994,655	$1,344,625
Nonconvertible notes	$1,955,137	$1,919,620
Convertible notes - related party	$29,970	$29,970
Convertible notes	$1,229,443	$1,107,143
Less:
Non-current portion of senior secured notes	$675,000	$-
Non-current portion of PPP Loan	$-	$(588,891)
Non-current portion of nonconvertible notes - related party	$(891,920)	$(509,972)
Non-current portion of nonconvertible notes	$(189,918)	$(174,620)
Current notes payable	$4,127,367	$3,716,766

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

9.	SHAREHOLDERS’ EQUITY (DEFECIT)

Common Stock

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

During the year ended March 31, 2022, the Company converted $824,383 of notes payable and interest and issued 4,626,339 common shares. The Company also converted $150,867 of notes payable and interest which is included in stock payable at March 31, 2022. Upon issuance, the $150,867 will convert into an additional 1,257,225 common shares.

During the year ended March 31, 2022, the Company issued 1,600,000 common shares to extend the maturity dates of two notes payable, and an additional $15,000 in finance costs is included in stock payable at March 31, 2022, which upon issuance, will convert into an additional 50,000 common shares.

During the year ended March 31, 2022, the Company issued 1,314,827 common shares for consulting fees with an additional $64,500 in stock payable at March 31, 2022. Upon issuance, will convert into an additional 215,000 common shares. Also pursuant to one of the consulting agreements, the Company issued a common stock purchase warrant allowing the holder to purchase 166,667 shares of the Company’s common stock. The Warrants have an exercise price of $0.30 per share, subject to customary adjustments (including anti-dilution adjustments), and may be exercised at any time until the three-year anniversary of the Warrants. The Warrants include a cashless exercise provision as set forth therein.

The total fair value of the warrants was estimated on the issue date at $53,833 using the following weighted average assumptions:

June 16, 2022
Market price of common stock on date of issuance	$0.35
Risk-free interest rate	0.41%
Expected dividend yield	0
Expected term (in years)	3
Expected volatility	200.4%

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

In July 2021, the Company issued 454,545 common shares at a price of $0.22 per share for proceeds of $100,000.

In March 2022, the Company sold 1,742,425 common shares at a price of $0.16 per share for proceeds of $287,500 and 757,575 common shares at a price of $0.17 per share for proceeds of $125,000. These amounts are included in stock payable at March 31, 2022.

Preferred Stock

On April 6, 2021, the Company increased its authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000 shares, which may be issued from time to time in one or more series and/or classes. No shares of preferred stock have been issued or are outstanding as of March 31, 2022.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of March 31, 2022 and 2021.

10.	INCOME TAXES

Income Tax Expense

For the fiscal year ended March 31, 2022, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is the change in the valuation allowance. For the fiscal year ended March 31, 2022 and 2021, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

Deferred Income Tax Assets

As of March 31, 2022 and 2021, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	March 31, 2022	March 31, 2021

Deferred income tax assets:
Net operating loss carryforwards	-	-
Other	-	-
Total deferred income tax assets	-	-
Valuation allowance for deferred income tax assets	-	-
Net deferred income tax assets	-	-

For the fiscal years ended March 31, 2022 and 2021, the valuation allowance increased primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Colorado. The Company’s federal and state tax years for the 2018 fiscal year and forward are subject to examination by taxing authorities.

Omnia Wellness Inc. Notes to the Consolidated Financial Statements	TABLE OF CONTENTS

The Company did not have any unrecognized tax benefits as of March 31, 2022 and 2021. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

11.	COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the periods ended March 31, 2022 and 2021, there are no proceedings in which the Company or any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

12.	RESTATEMENT

The Company amended its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “Original Filing”), to restate its audited consolidated financial statements and related footnote disclosures to retroactively report an April 6, 2021, 15-1 forward stock split and delete the incorrect leases of inventory revenue disclosure statement for the period covered in the Original Filing.

The Company currently does not hold any leases of inventory and has removed this disclosure from the footnotes of the financial statements in the Amendment No. 1 to the Original Filing, instead providing that the Company derives its revenues primarily from the usage fees and sales of hydrotherapy massage beds and installation services. Revenues from sales are recognized when the products are sold and delivered to its customers and the usage fees are earned based on subscription or actual usage. Sales Taxes and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

In addition, the weighted average earnings per share have been recalculated in the Consolidated Balance Sheets in the Amendment No. 1 to the Original Filing.

13.	SUBSEQUENT EVENTS

The Company entered into a loan agreement with 1800 Diagonal Lending LLC., a Virginia limited liability company, for the sum of $70,000.00 and interest, due on November 15, 2023.

The Company entered into a loan agreement with GS Capital Partners LLC, for the aggregate principal amount of $55,000 on May 11, 2022, that matures on May 17, 2023.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

Item 9A. Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2022, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 using the criteria established in “Internal Control - Integrated Framework “issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls. As of March 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls. As at March 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

As of March 31, 2022, our remediation of these deficiencies is incomplete.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Andrew E. Trumbach, Chief Financial Officer. As of March 11, 2021, the Company appointed Dr. Andrew E. Trumbach as its Chief Financial Officer. Since 1992, Dr. Trumbach has been a consultant providing tax, accounting and financial analysis services and accounting information systems solutions to middle market companies and family-owned businesses. From 2008 to 2014, Dr. Trumbach was a part-time Professor at Nova Southeastern University, H. Wayne Huizenga School of Business and Entrepreneurship, where he taught classes on accounting, management and cost accounting, and accounting information systems. He was the CFO of a holding company from 2008 to 2019 that owned and operated one of the largest perfume distribution businesses operating worldwide. The company acquired and managed affiliated companies that included over 45 retail stores and a duty-free company operating airline, cruise, and retail duty free and duty paid concessions located in cruise, airport, and border locations worldwide. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial, and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water and sewer utility, mobile home parks, data centers, and funeral homes. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both the Caribbean and the United States. Dr. Trumbach is currently a director of Borrowmoney.com, Inc. (OTCPink:BWMY). In addition to a Bachelor of Science degree in Accounting and a Master of Business Administration degree, Dr. Trumbach has earned Doctorate degrees in both Information Technology Management and Accounting. He has undertaken numerous consulting projects for major companies in the United States and the Caribbean.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)
Steve R. Howe (Executive Chairman and Director)	2022	–	–	–	–	–	–	13,620		13,620
	2021	–	–	–	–	–	–	244,186	(1)	244,186

Jainal Bhuiyan (President and Director)	2022	–	–	–	–	–	–	–		–
	2021	–	–	–	–	–	–	–		–

Dr. Andrew E. Trumbach (2) (Chief Financial Officer)	2022	–	–	–	–	–	–	16,000		16,000
	2021	–	–	–	–	–	–	2,000		2,000

Amer Samad (3) (Former Chief Executive Officer, President, Treasurer and Director)	2022	–	–	–	–	–	–	–		–
	2021	–	–	–	–	–	–	–		–

(1)	Represents consulting fees paid to an affiliate of Mr. Howe for the period indicated pursuant to a consulting agreement that terminated in accordance with its terms in 2020.
(2)	Dr. Trumbach was appointed as the Company’s Chief Financial Officer on March 11, 2021.
(3)	Mr. Samad was appointed as the Company’s sole officer and director on June 25, 2019, and he resigned from all positions on January 5, 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by any of the named executive officers as of the end of the fiscal year ended March 31, 2022.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended March 31, 2022 by the named executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in the fiscal year ended March 31, 2022 under any long-term incentive plan.

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

Director Compensation

No compensation was paid by the Company to its directors as such during the year ended March 31, 2022 or 2021. In consideration for their board service, we intend to compensate our outside directors in the form of options for each year for their continued service. We also reimburse our directors reasonable out of pocket expenses incurred in attending board meetings and in carrying out their board duties.

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

Restricted Stock Units

A person who receives RSUs generally will not recognize ordinary compensation income at the time of grant. Rather, the recipient will generally recognize ordinary compensation income equal to the fair market value of the shares or cash received less the price paid, if any, at the time the RSUs settles (generally shortly after vesting, although further deferral may be permitted). When any shares received are subsequently sold, the recipient generally will recognize capital gain or loss equal to the difference between the amount realized upon the sale of the shares and his or her tax basis in the shares (generally, the fair market value of the shares when acquired). The capital gain or loss will be long-term if the shares were held for more than one (1) year or short-term if held for a shorter period. The Company will be entitled to a tax deduction when the recipient recognizes ordinary compensation income.

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

The following table provides for percentage ownership assuming 232,222,818 shares are issued and outstanding as of July 13, 2022. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned
Greater than 10% Stockholders
Lexxus, LLC(1)	$67,500,000	29.07%
Lifestyle Healthcare LLC(2)	24,658,290	10.62%

Named Executive Officers and Directors
Steven R. Howe(1)	$67,500,000	29.07%
Jainal Bhuiyan(3)	49,861,500	21.47%
Nickolay Kukekov(4)	58,408,290	25.15%
Dr. Andrew E. Trumbach	-	-
All Directors and Officers as a Group (4 persons) (2)(3)(4)	$175,769,790	75.9%

(1)	Steve Howe, the Executive Chairman and Director of the Company, is the managing member and sole owner of Lexxus, LLC, and has voting and dispositive control over the shares owned by Lexxus, LLC.

(2)	The address of Lifestyle Healthcare is 4524 Westway Avenue, Dallas, TX 75205. Nickolay Kukekov has voting and dispositive power over the shares. Dr. Kukekov disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(3)	Includes 3,563,025 shares held of record by Formul8 Labs. Mr. Bhuiyan is the principal and sole owner of such entity and has voting and dispositive control over such shares.
(4)	Includes 24,658,290 held by Lifestyle Healthcare LLC. Dr. Kukekov disclaims beneficial ownership of the shares held by Lifestyle except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There have been no transactions since March 31, 2018 to which the Company has been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets as of March 31, 2022, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and as provided below”

Contract Services Agreement

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

Consulting Agreement

The Company entered into a Consulting Agreement with an affiliate of Steve Howe pursuant to which he provided management and oversight on behalf of the Company, which Consulting Agreement was extended through 2021 in accordance with its terms. The Company incurred consulting expenses under this agreement of $13,620 ended March 31, 2022 and $244,186 (of which $240,000 was compensation to Mr. Howe and the remainder as reimbursement of expenses) for the fiscal year ended March 31, 2021.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us BF Borgers CPA PC, our principal accountants for 2022 and 2021:

	Year Ended March 31,
(In thousands)	2022	2021
Audit fees	$168,300	$102,100
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees billed	$168,300	$102,100

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets – At March 31, 2022 and 2021.
3.	Consolidated Statements of Operations – Years ended March 31, 2022 and 2021.
4.	Consolidated Statements of Changes in Stockholders’ (Deficit) – Years ended March 31, 2022 and 2021.
5.	Consolidated Statements of Cash Flows– Years ended March 31, 2022 and 2021.
6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit No.	Document
2.1	Share Exchange And Reorganization Agreement by and among Glolex Inc., Bed Therapies Inc. and the beneficial stockholders of Bed Therapies Inc., dated as of April 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2020)
3.1	Amended and Restated Articles of Incorporation of Omnia Wellness Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2020)
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Omnia Wellness Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2020)
3.3	Amended and Restated By-Laws of Omnia Wellness Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
3.4	Certificate of Change (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2021)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
4.2	First Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
4.3	Second Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.1	2020 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.2	Form of Stock Option Award Agreement pursuant to 2020 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.3	Worldwide Exclusive License Agreement, dated April 30, 2019, between the Company and Drywave Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.4	Contract Services Agreement, effective as of January 1, 2020, by and between Solajet Financing Company LLC and DryRx, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.5	Master Facility License Agreement, dated as of August 9, 2018, by and between Fitness International, LLC, both on its own and on behalf of its wholly owned subsidiary, Fitness & Sports Clubs, LLC, and Drywave Technologies, USA, Inc., both on its own and on behalf of its wholly owned subsidiary, Massagewave, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.6	Master Facility License Agreement Assignment, dated as of September 30, 2018, by and between Bed Therapies, LLC, Fitness International, LLC, both on its own and on behalf of its wholly owned subsidiary, Fitness & Sports Clubs, LLC, and Drywave Technologies, USA, Inc., both on its own and on behalf of its wholly owned subsidiary, Massagewave, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.7	Form of 4% Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.8	Form of Promissory Note (10%/14%/20%) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.9	Form of Convertible Promissory Note (1%/4%/12%) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.10	Assignment and Assumption Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.11	Form of 12% Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.12	Secured Loan and Revenue Participation Agreement, dated as of September 18, 2019, by and between LG 2017 Holdings LLC and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)

10.13	Amendment to Secured Loan and Revenue Participation Agreement, dated as of February 24, 2020, by and between LG 2017 Holdings LLC and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.14	Secured Loan and Revenue Participation Agreement, dated as of October 9, 2019, by and between Chartwell Capital US LP and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.15	Secured Loan and Revenue Participation Agreement, dated as of March 10, 2020, by and between Chartwell Capital US LP and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.16	Amendment to Secured Loan and Revenue Participation Agreement, dated as of February 24, 2020, by and between Chartwell Capital US LP and Solajet Financing Company LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.17	Extension to Promissory Note, dated as of February 1, 2020, by and between Bed Therapies, Inc. and Barry Pressman (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
10.18	Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2021)
10.19	Extension to Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2021)
10.20	Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2021)
10.21	Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 15, 2021)
10.22	CFO Consulting Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 15, 2021)
10.23	Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2021)
10.24	10% Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2021)
10.25	$50K Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2021)
10.26	$250K Optional Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2021)
10.27	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2021)
10.28	Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.29	Secured Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.30	Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
10.31	Subsidiary Guarantee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2021)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
21.1	Subsidiaries of Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Steve R. Howe, Principal Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dr. Andrew E. Trumbach, Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Steve R. Howe, Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Dr. Andrew E. Trumbach, Principal Financial Officer)
101.1	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIA WELLNESS INC.

/s/ Steve R. Howe

Steve R. Howe, Executive Chairman, Principal Executive Officer

Date: October 17, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIA WELLNESS INC.

/s/ Andrew E. Trumbach

Andrew E. Trumbach, Chief Financial Officer, Principal Financial Officer

Date: October 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 17, 2022	/s/ Steve R. Howe
Steve R. Howe, Executive Chairman and Director

Date: October 17, 2022	/s/ Jainal Bhuiyan
Jainal Bhuiyan, President and Director

Date: October 17, 2022	/s/ Nickolay Kukekov
Nickolay Kukekov, Director

