Form 10-Q
period 2022-06-30
OMNIA WELLNESS INC.
filed 2022-11-04
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 231,505,146shares of common stock at October 25,2022

OMNIA WELLNESS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) - USD ($)

	Year Ended June 30, 2022	Year Ended March 31, 2022

ASSETS
Current assets:
Cash	$(1,108)	$1,894
Accounts receivable	113,099	206,949
Other receivable
Due from related parties	114,962	2,780
Inventory	24,000	24,000
Total current assets	250,953	235,623

Non-current assets:
Fixed assets, net	525,652	515,113
Intangible assets, net	1,400,875	1,450,900
ROU assets, net	138,648	160,197
Total non-current assets	2,065,175	2,126,210
Total assets	$2,316,128	$2,361,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$725,706	$562,213
Deposit liability	-	8,002
Accrued interest	743,411	615,261
Lease liability	102,934	99,464
Warranty liability	25,667	25,667
Royalty liability	159,094	143,817
Nonconvertible notes, related party	1,852,735	1,102,735
Nonconvertible notes	1,765,219	1,765,219
Convertible notes, related party	29,970	29,970
Convertible notes	1,318,193	1,229,443
Senior secured notes	675,000	-
Total current liabilities	7,397,929	5,581,791

Non-current liabilities:
Advances due to related party	163,239	143,239
Lease liability	55,220	80,099
Senior secured notes	-	675,000
Nonconvertible notes, related party	141,920	891,920
Nonconvertible notes	189,918	189,918
Convertible notes	70,000	-
Total non-current liabilities	620,297	1,980,176
Total liabilities	8,018,226	7,561,967

Stockholders’ deficit:
Stock Payable	230,367	642,867
Stock Reserve	412,500
Preferred stock; 150,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 1,500,000,000 shares authorized; 231,505,146 and 232,222,818 issued and outstanding, respectively	231,505	232,223
Common Stock Subscribed $.001 par value subscribed common shares, 2,500,000 and -0- shares outstanding, respectively	2,500	2,500
Additional paid-in capital	5,422,597	5,344,318
Accumulated deficit	(11,591,567)	(11,012,042)
Stock Purchase Agreement Receivable	(410,000)	(410,000)
Total stockholders’ deficit	(5,702,098)	(5,200,134)
Total liabilities and stockholders’ deficit	$2,316,128	$2,361,833

Statements of Operations (Unaudited) - USD ($)

	Year Ended	Year ended
	June 30, 2022	June 30, 2021

Revenue
Sales, net	$133,646	$37,121
Freight and delivery income	-	-
Total revenue	133,646	37,121

Cost of goods sold
Cost of goods sold	20,966	6,532
Total cost of goods sold	20,966	6,532
Gross Profit	112,680	30,589

Operating expenses:
Warranty expense	-	-
Depreciation and amortization	95,335	70,479
Legal and professional fees	1,779	100,955
Payroll expense	131,271	25,166
Selling and marketing expense	18,559	376
Consulting	16,941	-
Consulting, related party	46,000	-
Royalty expense	15,277	-
General and administrative	85,319	59,228
Research and development	48,200	334,500
Total operating expenses	458,681	590,704

Other (income) expense:
Gain on PPP loan forgiven	-	(296,914)
Loss on debt settlement	-	-
Interest expense and finance costs	233,524	126,831
Total other (income) expense	233,524	(170,083)

Net loss	(579,525)	(390,032)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	231,507,112	224,213,700

Statements of Changes in Stockholders’ Deficit (Unaudited) - USD ($)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Preferred Stock Shares	Preferred Stock Value	Stock Payable	Stock Reserve	Stock Purchase Agreement Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2021	224,227,107	$14,900	$-	-	$-	$-		$-	$2,065,923	$(5,489,464)	$(3,408,641)
Additional paid in capital			-	-	-	-		-	430,123	-	430,123
Net loss	-	-	-	-	-	-		-	-	(390,032)	(390,032)
Balance, June 30, 2021	224,227,107	$14,900	$-	-	$-	$-		$-	$2,496,046	$(5,879,496)	$(3,368,550)

Balance, March 31, 2022	232,222,818	$232,223	$2,500	-	$-	$642,867	$-	$(410,000)	$5,344,318	$(11,012,042)	$(5,200,134)
Reclass stock payable to Stock Reserve						(412,500)	412,500
Reclass par value of shares and shares outstanding	(717,672)	(718)	-	-	-	-		-	718	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-		-	77,561	-	77,561
Net loss	-	-		-	-			-	-	(579,525)	(579,525)
Balance, June 30, 2022	231,505,146	$231,505	$2,500	$-	$-	$230,367	$412,500	$(410,000)	$5,422,597	$(11,591,567)	$(5,702,098)

Statements of Cash Flows (Unaudited) - USD ($)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net loss	$(579,525)	$(390,032)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$73,786	71,019
BCF on convertible notes	$77,561	-
Loss on debt settlement	$-	-
Stock based compensation	$-	-
Amortization of ROU asset	$21,549	-
Amortization of warrants	$-	-
Discount on notes	$-	-
Royalty on sales	$15,277	-
Finance costs related to note payable	$-	-
Finance costs paid in stock	$-	-
Gain on PPP loan forgiven	$-	(294,066)
Rent payments on lease liability	$(21,409)	-
Bad debt expense	$-	-
Change in:
Accounts receivables, net	$93,850	(26,397)
Due from related parties	$(112,182)	-
Inventory	$-	(24,000)
Deposits	$(8,002)	-
Advance payments on purchase of inventory, related party	$-	-
Accounts payable and accrued liabilities	$193,493	8,250
Interest payable	$128,151	24,640
Net cash used - operating activities	$(117,451)	(630,586)

Cash flows from investing activities:
Purchase of fixed assets	(34,300)	(113,250)
Payments on license agreement, related party	-	-
Net cash used – investing activities	(34,300)	(113,250)

Cash flows from financing activities:
Subscriptions receivable	-	-
Proceeds from advances	20,000
Proceeds from loans payable	158,750	615,790
Payments on loans payable	-	-
Payments on advances	(30,000)
decrease in Stock subscription payable	(412,500)
Increase in Stock Reserve	412,500
Change in shareholders’ equity, net	718	4,379
Change in common stock	(718)	425,745
Net cash provided - financing activities	148,750	1,045,914
Net increase (decrease) in cash	(3,001)	302,078

Cash - beginning of year	1,894	28,760
Cash - end of year	$(1,107)	$330,838

Omnia Wellness Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. As of June 30, 2022, and 2021, there were 231,505,146 and 224,227,107, respectively, of common stock equivalents.

Cash - In the consolidated statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality.

Accounts Receivable – Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products and services. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $201,699 and $63,738 in outstanding accounts receivable as of June 30, 2022 and 2021 respectively.

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

Advance Payments on Purchases of Inventory, related party - Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or use of the bed and equipment occurs, and beds are placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for use to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $0 and $40,000 as of June 30, 2022, and 2021, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations The accumulated depreciation was calculated to be $217,980 and $146,698 as of June 30, 2022, and 2021, respectively.

Patent Cost - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $600,125 and $450,050 as of June 30, 2022, and 2021, respectively.

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

License Payable, related party – License payable is the remaining balance due for the initial intangible asset cost. License payable is classified as current liabilities if payment is due within one year or less. If not, they are presented as non-current liabilities.

Warranty Liability – For sales to customers, the Company provides a warranty on the beds sold which includes, a three-year warranty on parts, a five-year warranty on the frame, three year warranty on parts, and a one year warranty on any labor. Warranty liability is accrued and is estimated at 5% of monthly sales and adjusted for actual repairs, replacements, and warranties as they are incurred. The Company periodically assesses the adequacy of our recorded warranty liability and book adjustments as claims data and experience warrants.

Beneficial Conversion Features – The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. As of June 30, 2022 and 2021, the Company did not have any conversion options that were in the money.

Derivatives – The Company accounts for derivative instruments in accordance with ASC815 and ASC470, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2022 and 2021, the Company did not have any derivative instruments that were designated as hedges.

Revenue – Revenue Recognition Standard, ASC 606 is used by the Company to recognize revenue. ASC 606 standards were jointly issued by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB). The five conditions of ASC 606 applied to revenue are: 1. Identify the contract with the customer; 2. Identify the performance obligations in the contract; 3. Determine the transaction price; 4. Allocate the transaction price to separate performance obligations; and 5. Recognize revenue as each performance obligation is satisfied.

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

The carrying amounts of financial instruments including cash, accounts payable, warranty liability and notes payable approximated fair value as of June 30, and 2021 due to the relatively short maturity of the respective instruments.

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

As of June 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Note 3 Going Concern

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2022 and 2020, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Parties

The Company outsources its manufacturing pursuant to a Contract Services Agreement with DryRX, LLC dated as of January 1, 2020, which replaced and superseded the Contract Services Agreement with DryRX, LLC dated as of July 22, 2018, which expired in accordance with its terms. The Contract Services Agreement, among other things, provides that DryRX shall provide manufacturing and support services on behalf of the Company, and shall be responsible for the manufacturing oversight and production operations of the Company’s products. In return, the Company is obligated to pay to DryRX a fee equal to 10% of net sales less cost-of-goods-sold and all expenses associated with the services. DryRX is owned and controlled by Steve Howe’s brother. As at June 30, 2022, the Company has recorded a royalty liability of $127,140 and is on the consolidated balance sheet. No royalty has been paid as of the date of this filing.

The Company entered into a Consulting Agreement with Massagewave, Inc., owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020, with renewal options. The agreement was renewed under the same terms and conditions and will expire April 30, 2023. The Company incurred consulting expense, related party of $46,000 and $0 as of June 30, 2022, and 2021, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at June 30, 2022 and 2021 is as follows:

	Useful Lives	June 30, 2022	June 30, 2021

Equipment in use	5 years	$394,620	$359,000
Vehicles and Trailers	5 years	60,266	60,266
Patent Costs	10 years	2,001,000	2,001,000
Building improvements	40 years	288,746	134,066
Less depreciation and amortization		818,105	596,748
Total fixed assets, net		$1,926,527	1,957,584

The Company recorded depreciation expense of $73,786 and $70,479 for the years ended June 30, 2022, and 2021, respectively.

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

The Company made all the required payments as of March 31, 2021. After payment of the $2,000,000 License Fee and not later than April 30, 2020, the Company began paying to Drywave a royalty of 3% of Net Sales beginning May 1, 2020 and continuing for the longer of the period in which there are valid patent claims or ten years. The Company is performing on this agreement. As at June 30, 2022, the Company has recorded a royalty liability of $31,954 and is on the consolidated balance sheet. No royalty has been paid as of the date of this filing.

The company recorded the original license fee as an intangible asset as of April 30, 2019 and is amortizing the asset over the expected useful life of the asset of 10 years. The Company recorded amortization expense of $50,025 and $50,025 for the three months ended June 30, 2022 and 2021, respectively.

Note 7 Lease Liability

On January 1, 2022, we adopted ASC Topic 842 – Leases. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. As of June 30, 2022 and 2021 the company recorded its ROU lease liabilities of $158,154 and $0, respectively.

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

The following table summarizes balance sheet data related to leases at June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
Assets
Operating lease right of use assets #1	$71,401	$-
Operating lease right of use assets #2	145,855	-
Operating lease right of use assets #3	47,207	-

Less accumulated depreciation	(125,815)	-
Total operating lease right of use assets	$138,648	$-

Liabilities
Operating lease liability, current	102,934	-
Operating lease liability, noncurrent	55,220	-
Total lease liabilities	158,154	-

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments for each lease. During the fiscal year ended June 30, 2022, the Company paid $21,409 towards the lease liability and $4,313 in interest expense.

Note 8 Notes Payable

The following are the various notes payable of the Company:

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

Nonconvertible Notes – Related Party

As of June 30, 2022, the Company has issued $1,994,655 in notes payable to investors, of which $1,852,735 is due in the short term and $141,920 is due in the long term. The following table reflects the nonconvertible notes related party outstanding as of June 30, 2022.

Interest Rate	Issuance Date	Maturity	June 30, 2022

4.00%	12/31/2018	12/31/2022	55,250
4.00%	12/31/2018	12/31/2022	66,900
4.00%	12/31/2018	12/31/2022	74,220
4.00%	9/30/2019	9/29/2023	314,000
4.00%	9/17/2019	9/16/2023	81,500
4.00%	9/30/2019	9/29/2023	12,450
1.00%	12/31/2020	12/30/2022	254,382
1.00%	12/31/2020	12/30/2022	235,600
1.00%	12/31/2020	12/30/2022	83,785
4.00%	12/31/2020	12/31/2022	53,100
4.00%	12/31/2020	12/31/2022	13,468
12.00%	1/10/22	5/10/2023	750,000
			1,994,655

Nonconvertible Notes

As of June 30, 2022, the Company has issued $1,955,137 in notes payable to investors, of which $1,765,219 is due in the short term and $189,918 is due in the long term. The following table reflects the nonconvertible notes outstanding as of March 31, 2022.

Interest Rate	Default Rate	Issuance Date	Maturity	June 30, 2022
14%	N/A	8/1/18	1/31/22	$500,000
14.2%	25%	9/18/19	9/18/23	$23,347
14.2%	25%	10/9/19	10/9/23	$37,037
14%	Additional 2%	10/30/19	10/29/21	$229,500
14%	Additional 2%	12/31/19	12/31/20	$102,000
14%	N/A	2/5/20	2/5/21	$50,000
20%	Additional 2%	2/25/20	8/24/22	$216,000
20%	Additional 2%	2/28/20	6/30/21	$104,000
14.2%	25%	3/10/20	3/10/24	$90,654
20%	Additional 2%	4/24/20	4/23/21	$20,000
30%	Additional 2%	10/29/20	2/28/21	$25,500
12%	Additional 2%	10/30/20	11/1/21	$25,500
12%	Additional 2%	10/30/20	11/1/21	$25,500
20%	N/A %	2/2/21	5/31/22	$45,000
15%	N/A %	4/1/21	3/31/24	$38,880
10%	N/A %	4/1/21	3/31/22	$100,000
N/A%	N/A %	8/11/21	12/31/21	$322,219
				$1,955,137

Convertible Notes – Related Party

The Company has issued $29,970 in convertible notes payable to a related party, bearing an annual interest rate of 4% and a default interest rate of an additional 2%. The note was due December 30, 2020 unless sooner paid in full or converted in accordance with the terms of Conversion, (the “Maturity Date”) provided, however, that if a Qualified IPO (as defined below) does not occur on or before the Maturity Date, the Maturity Date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (8%). At June 30, 2022 and 2021, the Company had $29,970 and $29,970, respectively, in outstanding convertible notes – related party.

Convertible Notes

As of June 30, 2022, the Company has issued $1,388,193 in convertible notes payable to investors, of which $1,318,193 is due in the short term and $70,000 is due in the long term.. The following table reflects the convertible notes outstanding as of June 30, 2022.

Interest Rate	Conversion Rate		Issuance Date	Maturity	June 30, 2022
12%		$1.80	5/5/19	1/26/21	$102,000
12%		$1.80	7/10/19	7/9/21	$153,000
12%		$1.80	2/12/20	2/11/21	$102,000
8%		$0.22	3/9/21	3/8/22	$100,000
2%		$0.30	6/16/21	3/31/22	$250,000
10%		$0.30	6/22/21	6/21/22	$50,000
10%		$7.50	8/30/21	8/29/22	$150,000
10%		$7.50	8/31/21	8/30/22	$75,000
10%	$	*	8/31/21	8/30/22	$50,000
10%	$	*	9/15/21	9/14/22	$20,000
10%	$	*	9/20/21	9/19/22	$10,000
10%	$	*	9/22/21	9/21/22	$10,000
10%	$	*	10/13/21	10/12/22	$50,000
10%		$7.50	10/18/21	10/17/22	$25,000
10%		$7.50	10/20/21	10/19/22	$20,000
10%	$	*	10/28/21	10/27/22	$20,000
10%	$	*	12/27/21	12/26/22	$20,000
10%	$	*	2/11/22	2/10/23	$10,000
10%	$	*	2/22/22	2/21/23	$5,000
8%	$	*	5/05/22	11/5/23	$70,000
8%	$	*	5/17/22	5/11/23	$55,000
8%	$	*	5/31/22	5/30/23	$33,750
adjustment					$7,443
					$1,388,193

*	Upon commencement by the Company of a Qualified Financing, all of the outstanding principal and interest shall convert into that number of shares of New Round Stock, based upon a conversion price equal to the actual price per share of New Round Stock in the Qualified Financing. If not converted prior to the twelve-month anniversary of the issuance of the Notes, the Notes will be payable upon demand. Prepayment is not permitted prior to a payoff event.

The Company evaluates these notes at commencement for beneficial conversion features and derivatives. As of June 30, 2022, the Company recorded a beneficial conversion feature on the convertible notes of $991,636 compared to $-0- at June 30, 2021.

Note 9 Shareholders’ Equity

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

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2022, and 2021.

Note 10 Income Taxes

Income Tax Expense

For the fiscal year ended June 30, 2022, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is the change in the valuation allowance. For the fiscal year ended June 30, 2020, and 2021, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Colorado. The Company’s federal and state tax years for the 2018 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of June 30, 2022, and 2021. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 11 Commitments and Contingencies

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

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the periods ended June 30, 2022 and 2021, there are no proceedings in which the Company or any of its directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to its interest.

Note 12 Subsequent Events

The Company entered into two loan agreements with Patrick Wanner, for the sum of $50,000.00 and interest, due in the second quarter of 2023.

Note 13 Restatement

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

Business

We develop and market products for wellness and physical therapy markets, using patented dry-hydro therapy equipment and other related modalities that we plan to offer and market in wellness, fitness and medical markets.

Our mission is to redefine the wellness industry by introducing affordable, “on demand” wellness memberships through a network of retail locations, which we refer to as BodyStop® Centers, which feature patented, touchless SOLAJET™ endokinetic therapy, a technology that we believe exceeds the capability and effect of hands-on massage. We seek to become the leading provider of therapeutic wellness treatments and the most recognized brand in the wellness category through the rapid and focused expansion of BodyStop® Relaxation Centers in key markets throughout the U.S. and Europe. The goal is not only to capture a significant share of the existing market but also to expand the wellness market as a whole by attracting a large segment of potential customers who are averse to human touch.

We plan to introduce a disruptive business model into the traditional wellness massage and spa industry by delivering the important benefits of our endokinetic therapies in a more affordable and convenient way. We have created a unique and expandable business model that we believe breaks through the main barriers of wellness treatments which include cost, scheduling, and quality/consistency.

Central to our business plan is the creation of the BodyStop® Relaxation Centers, which are premium, spa-like locations that can be located, and an appointment booked, by customers or “members” using a smartphone app or the web – massage on demand. We expect that each typical BodyStop® Relaxation Center will have six to ten patented dry-hydrotherapy SOLAJET™ systems, two Aquavive® contrast therapy units, one SolaSauna, a SolaPro percussive treatment tower, one full body cryo-therapy chamber, one HyperCryo® spot therapy unit, one SolaDerm® LED therapy system and an assisted TheraStretch® zone where customers can choose and receive private, deeply relaxing, consistent and therapeutic treatments with the multiple modalities available. We believe that the customized wellness experience provided at a BodyStop® is unequaled in our goal to provide the client the ability to “Feel Better Fast” at our one stop locations.

Our retail membership model is currently based upon a price from $5 to $10 per fifteen minute session on the modality of the customer’s choice. Due to our technology, we expect to operate the BodyStop® Relaxation Centers with a minimal amount of staffing, as well as potentially franchise BodyStop® Relaxation Centers to third parties to enhance the rate of growth. Based on projected usage rates determined by us after multiple years of product development and market testing, we estimate that a single BodyStop® center servicing up to 800 members, may generate approximately $1,000,000 in annual revenue with a target gross margin of approximately 60%.

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

Products and Services

The SolaJet® Dry-Hydrotherapy System, is an exhilarating new wave in health and wellness. Inside, a powerful traveling water jet performs a relaxing full body Endo-Kinetic™ treatment but is also able to isolate to any part of the body at the touch of a button. Throughout this TOUCH-LESS self- administered session, the client remains clothed and dry.

The AquaVive, is the world’s first hyper-thermic massaging system that uses the penetrating power of water to both relax muscles with therapeutic heat or to quell inflammation with cooling to 40 degrees F. The AquaVive also provides gentle stretching and side to side movement.

The SolaPro, provides deep and rapid vibration which provides many individuals fast and advanced relief from aches and pains and helps promote faster recovery. Sola-Pro creates a targeted therapeutic effect. In the case of the SolaPro™, our “smooth- force” penetrating power can deliver gentle strength massage or powerful deep penetrating action.

SolaDerm, aids in the reduction of inflammation using cold therapy works by reducing blood flow to a particular area, which can significantly reduce swelling that causes pain, especially around a joint or a tendon. It can temporarily reduce nerve activity, which can also relieve pain. Compression assists in a similar manner through the restriction of blood flow and the reduction of swelling and fluid build-up.

HyperCryo Spot Cryotherapy, uses extremely cold temperatures in order to induce healing processes. Cryotherapy has been used to stimulate the body’s own natural ability to recover, repair, and rebuild. Using extremely cold temperatures over a short time has an effect much easier to administer than traditional ice packs used for cold therapy or treatment. Spot cryo targets a local area vs the whole body.

Full Body Cryotherapy, refers to the process of stimulating the body’s natural healing and recovery systems by applying extremely cold temperatures to the entire body. Eliminating pain, reducing inflammation, and improving the blood flow are just a few of its many possible positive benefits.

SolaSauna, is the only true full spectrum infrared saunas available offering advanced near, mid and far infrared technologies. Our robust True Wave™ Full Spectrum heating system provides all wavelengths 100% of the time to optimize your sauna session.

EarthCord. “Grounding” or natural diffusion refers to the health benefits of direct contact with the earth’s negative electrical field. As static electricity build up is discharged through direct skin contact, grounding to the earth may help rebalance electrons in the body to naturally optimize its electrical system, thus helping the user to relax and reduce inflammation.

BodyVibe. Whole body vibration can help reduce pain and stiffness by improving local circulation and even reverse the effects of limited mobility naturally. We believe that whole body vibration therapy is a great treatment prior to stretching or exercise, with gentle motion or aggressive vibration set to the user’s preference.

BodyStretch. Many people go through daily activity with stiff muscles resulting from sedentary lifestyles or overworked and stressed muscle. Stretching can help reestablish a more normalized muscle tone, relieving stiffness and soreness.

Plan of Operations

Relaxation Centers

The Company’s business model is to create a national chain of BodyStop® “Relaxation Centers”. Earlier Company focus groups have shown that individuals introduced to the proposed BodyStop® Relaxation Center concept had a high interest in the services offered. The Company also had similar results selling SOLAJET™ memberships in commercial settings with a compelling conversion rate for users to purchase a monthly massage membership. The Company believes this is a strong indication that retention or membership sales will be high once consumers experience a SOLAJET™ massage in a relaxing and stress-free environment. The Company’s first two BodyStop® locations are currently planned on Long Island, New York and at the LA Fitness in Fountain Valley, California, with an expected opening date of November, 2022.

For the BodyStop® Relaxation Centers, the Company continues to develop product branding and marketing using professional marketing agencies and intends to hire consultants to develop various store layouts and associated marketing concepts. The locations are intended to represent a “human oasis” or an affordable “recharge station” for our stressed-out world. The Company intends to work closely with franchise consultants during the testing and modeling of the centers to make certain any future franchise offering, if any, has the best opportunity to be successful.

After our Relaxation Centers have been in service for a reasonable test period, management plans to evaluate each location’s results and determine the proper course of action for the identification and installation of future locations. If results from the test market demonstrate that the concept is profitable and scalable, we intend to open approximately 50 to 100 Company-owned Relaxation Centers in the U.S. within the following 12 - 24 months, subject to the availability of funds. Following this, we expect to expand first into Europe. Our target is to have 1,000 Relaxation Centers in the U.S. and additional locations in Europe, within 6-8 years after the initial launch. We believe that there will be opportunities to expand the business into other areas worldwide, if and when we have the resources available.

Along with the retail and commercial elements of the business plan, we expect to launch a medical rental program targeting physical therapists and chiropractors, which we believe removes the cost factor that would otherwise prevent practitioners from purchasing our products - a major barrier of entry.

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

Fiscal Quarter Ended June 30, 2022 Compared to Fiscal Quarter Ended June 30, 2021

Revenues

Total revenue was $133,646 for the fiscal quarter ended June 30, 2022, compared to $37,121 for the fiscal quarter ended June 30, 2021. The increased revenue during the 2022 period is due to selling our subscription based share revenue program and obtaining customers who are in the process of opening many stores and are in need for our beds in there stores. The subscription based shared revenue program was just implemented in the first fiscal quarter of 2021.

Cost of Goods Sold

Total cost of goods sold was $20,966 for the fiscal quarter ended June 30, 2022, compared to $6,532 for the fiscal quarter ended June 30, 2021. The increase in cost of goods sold during the 2022 period is due to the increase sales of beds to customers and the increase in shipping and installation costs to the customers. .

Operating Expenses

Total operating expenses was $446,991 for the fiscal quarter ended June 30, 2022, compared to $590,704 for the fiscal quarter ended June 30, 2021. There was a decrease due to less spending within R&D Expense. During the first fiscal quarter of June 30, 2021 there was a reclass entry to move R&D as an intangible asset to expense creating an increase of $335,000. Offsetting this change, as of June 30, 2022 there is an increase in payroll expense, legal and professional fees, Royalty expense, and general and administrative expenses due to increased production and sales.

Interest Expenses

Interest expense was $233,524 for the fiscal quarter ended June 30, 2022, compared to $126,831 for the fiscal quarter ended June 30, 2021. The increase in interest expense from 2021 is due to the Company issuing notes payable for funding current operations. The Company issued convertible notes during the period in the amount of $158,750, that convert into shares at a lower cost than the cost that was offered to the current market (the Beneficial Conversion Feature). The convertible notes convert within 12 months at an average of $.20/ share and were issued when the market for the shares ranged from $.17 to $.36/share. The Company is recognizing the cost for the price difference in those shares, which represents the share’s intrinsic value and is considered an additional cost of financing and is recorded as an interest expense for the period of $77,561. Finance lease costs are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The ROU interest expense for the period is $4,313.

Net Income (Loss)

The net loss for the fiscal quarter ended June 30, 2022 was $(579,525), compared to a net loss for the fiscal quarter ended June 30, 2021 of $(390,032). The net loss of $(579,525) as of the fiscal quarter ended June 30, 2022 resulted in a loss per share of (0.00) compared to a net loss of $(390,032) as of June 30, 2021, resulting in a loss per share of (0.00).

Liquidity and Capital Resources

We have historically funded operations through the issuance of loans, evidenced by convertible and non-convertible promissory notes. Since inception, we have raised an aggregate of $9,993,908 through the sale of such promissory notes, of which approximately $6,042,955 principal amount remains outstanding and either is currently due and continuing to accrue default interest, or will be due in 2023

Based on our current burn rate, we need to raise additional capital in the short term to fund operations, including the opening of Relaxation Centers, and meet expected future liquidity requirements, as well as to repay our remaining existing total indebtedness of approximately $7,397,930, if not converted to equity, or we will be required to curtail or terminate some or all of our installations or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. In addition, the COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world, including our business. Therefore, there can be no assurance that management’s plans will be successful. We may not be able to negotiate any such financing arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations. Furthermore, at this time, we do not have an established source of funds sufficient to cover operating costs after January, 2023. Funds raised, if any, are anticipated to fund not just repayment of existing obligations, but our ongoing operations including validating the business model for Relaxation Centers, hiring additional personnel, and expanding the revenue share model with additional facilities.

We do not have available funds to repay currently due liabilities or note indebtedness that is expected to become due in 2023, and are exploring refinancing, extending the maturity date and/or converting some or all of such indebtedness into equity.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three months ended June 30,
	2022	2021
Cash used in operating activities	$(117,451)	$(630,586)
Cash provided by investing activities	(34,300)	(113,250)
Cash provided by financing activities	148,750	1,045,914
Change in cash	$(3,001)	$302,078

Cash used in operating activities for the three months ended June 30, 2022 was $(117,451). Cash used in operating activities for the three months ended June 30, 2021 was $(630,586). The decrease in cash used in our operating activities is associated to a large increase in accounts payable and accrued liabilities as we are working on obtaining capital for our operations. . As of June 30, 2022 operating cash flows included interest on beneficial conversion feature, amortization of the ROU Asset, and Royalty expense for DryRX and Drywave. . Additionally, in 2021 we received funding for a total of $588,891, pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which $294,066 was forgiven within the 3 months ending June 30, 2021.

Cash provided by investing activities for the three months ended June 30, 2022 was $(34,300), compared to $(113,250) for the three months ended June 30, 2021, which consisted of acquiring fixed assets.

Cash provided by financing activities for the three months ended June 30, 2022 was $148,750, compared to $1,045,914 for the three months ended June 30, 2021, which consisted of payments of advances, and proceeds from issuance of notes and advances

Going Concern

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(11,591,567) and had a working capital deficit of $(7,146,976) at June 30, 2022, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that review and evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Although we have begun to rectify these weaknesses by the hiring of an additional accounting personnel in August 2021, and intend to implement an independent board of directors and a full-time Chief Financial Officer once we have additional resources to do so, our remediation of these deficiencies is still ongoing.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2022, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2022, we issued an aggregate of 0 shares of our common stock to consultants as consideration for services. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

During the quarter ended June 30, 2022, we issued 0 shares of our common stock upon conversion of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

During the quarter ended June 30, 2022, we issued 0 shares of our common stock upon conversion of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

Item 3. Defaults Upon Senior Securities.

The Company is past due on payments due Auctus in 2022. The Company is in discussions with Auctus to bring the Senior Securities current under the terms of the note.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of November 2022.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman
(principal executive officer)

By:	/s/ Andrew E. Trumbach
Name:	Andrew E. Trumbach
Title:	Chief Financial Officer
(principal financial and accounting officer)

