Form 10-Q
period 2022-09-30
OMNIA WELLNESS INC.
filed 2022-11-28
CIK 1676852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 231,505,146 shares of common stock at November 28, 2022

OMNIA WELLNESS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) - USD ($)

	6 Months ended Sept 30, 2022	Year Ended March 31, 2022

ASSETS
Current assets:
Cash	$-	$1,894
Accounts receivable	54,251	118,349
Other receivable
Due from related parties	89,505	91,380
Inventory	24,000	24,000
Total current assets	167,756	235,623

Non-current assets:
Fixed assets, net	501,778	515,113
Intangible assets, net	1,350,850	1,450,900
ROU assets, net	117,098	160,197
Total non-current assets	1,969,726	2,126,210
Total assets	$2,137,482	$2,361,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$981,301	$562,213
Deposit liability	-	8,002
Accrued interest	893,443	615,261
Lease liability	101,465	99,464
Warranty liability	25,667	25,667
Royalty liability	155,289	143,817
Nonconvertible notes, related party	1,852,735	1,102,735
Nonconvertible notes	1,792,566	1,765,219
Convertible notes, related party	29,970	29,970
Convertible notes	1,368,193	1,229,443
Senior secured notes	675,000	-
Total current liabilities	7,875,629	5,581,791

Non-current liabilities:
Advances due to related party	163,239	143,239
Lease liability	33,997	80,099
Senior secured notes	-	675,000
Nonconvertible notes, related party	141,920	891,920
Nonconvertible notes	166,571	189,918
Convertible notes	70,000	-
Total non-current liabilities	575,727	1,980,176
Total liabilities	8,451,356	7,561,967

Stockholders’ deficit:
Stock Payable	230,367	642,867
Stock Reserve	412,500
Preferred stock; 150,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 1,500,000,000 shares authorized; 231,505,146 and 232,222,818 issued and outstanding, respectively	231,505	232,223
Common Stock Subscribed $.001 par value subscribed common shares, 2,500,000 and -0- shares outstanding, respectively	2,500	2,500
Additional paid-in capital	5,445,438	5,344,318
Accumulated deficit	(12,226,184)	(11,012,042)
Stock Purchase Agreement Receivable	(410,000)	(410,000)
Total stockholders’ deficit	(6,313,874)	(5,200,134)
Total liabilities and stockholders’ deficit	$2,137,482	$2,361,833

Statements of Operations (Unaudited) - USD ($)

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue
Sales, net	$162,092	$94,931	$28,446	$57,809
Total revenue	162,092	94,931	28,446	57,809

Cost of goods sold
Cost of goods sold	98,500	15,010	77,534	8,477
Total cost of goods sold	98,500	15,010	77,534	8,477
Gross Profit	63,592	79,921	(49,088)	49,332

Operating expenses:
Warranty expense	-	-	-	-
Depreciation and amortization	190,783	143,036	95,448	72,557
Bad Debt Expense	6,000	-	6,000	-
Legal and professional fees	85,559	356,002	83,780	255,048
Payroll expense	219,501	84,104	88,230	58,937
Selling and marketing expense	20,779	30,920	2,220	30,544
Selling and marketing expense, related party	-	-	-	-
Consulting	44,180	-	27,239	-
Consulting, related party	91,000	-	45,000	-
Royalty expense	11,472	-	(3,805)	-
License royalties	-	-	-	-
General and administrative	150,096	68,412	64,776	9,184
Research and development	48,200	732,000	-	397,500
Total operating expenses	867,570	1,414,474	408,889	823,770

Other (income) expense:
Gain on PPP loan forgiven	-	(443,873)	-	(146,959)
Loss on debt settlement	-	-	-	-
Interest expense and finance costs	410,164	1,045,638	176,640	918,807
Total other (income) expense	410,164	601,765	176,640	771,848

Net loss	(1,214,142)	(1,936,318)	(634,617)	(1,546,286)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average common
shares outstanding-basic and diluted	231,507,112	224,213,846	231,509,068	224,213,846

Statements of Changes in Stockholders’ Deficit (Unaudited) - USD ($)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Preferred Stock Shares	Preferred Stock Value	Stock Payable	Stock Reserve	Stock Purchase Agreement Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2021	224,227,107	$14,900	$-	-	$-	$-	$-	$-	$2,065,923	$(5,489,464)	$(3,408,641)
Additional paid in capital			-	-	-	-	-	-	430,123	-	430,123
Net loss	-	-	-	-	-	-	-	-	-	(390,032)	(390,032)
Balance, June 30, 2021	224,227,107	$14,900	$-	-	$-	$-	$-	$-	$2,496,046	$(5,879,496)	$(3,368,550)
Additional paid in capital			-	-	-	-	-	-	754,291	-	754,291
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(1,546,286)	(1,546,286)
Balance, September 30, 2021	224,227,107	$14,900	$-	-	$-	$-	$-	$-	$3,250,337	$(7,425,782)	$(4,160,545)

Balance, March 31, 2022	232,222,818	$232,223	$2,500	-	$-	$642,867	$-	$(410,000)	$5,344,318	$(11,012,042)	$(5,200,134)
Reclass stock payable to Stock Reserve						(412,500)	412,500
Reclass par value of shares and shares outstanding	(717,672)	(718)	-	-	-	-		-	718	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-		-	77,561	-	77,561
Net loss	-	-		-	-			-	-	(579,526)	(579,526)
Balance, June 30, 2022	231,505,146	$231,505	$2,500	$-	$-	$230,367	$412,500	$(410,000)	$5,422,597	$(11,591,568)	$(5,702,099)
Beneficial conversion feature on convertible notes			-	-	-	-	-	-	22,841	-	22,841
Net Income (Loss)	-	-	-	-	-	-	-	-	-	(634,617)	(634,617)
Balance, September 30, 2022	231,505,146	$231,505	$2,500	$-	$-	$230,367	$412,500	$(410,000)	$5,445,438	$(12,226,184)	$(6,313,874)

Statements of Cash Flows (Unaudited) - USD ($)

	For the Six Months Ended	For the Six Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net loss	$(1,214,142)	$(1,936,318)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$147,685	143,576
BCF on convertible notes	$100,402	771,576
Loss on debt settlement	$-	-
Stock based compensation	$-	-
Amortization of ROU asset	$43,099	-
Amortization of warrants	$-	-
Discount on notes	$-	-
Royalty on sales	$11,472	-
Finance costs related to note payable	$-	-
Finance costs paid in stock	$-	-
Gain on PPP loan forgiven	$-	(440,266)
Rent payments on lease liability	$(44,101)	-
Bad debt expense	$-	-
Change in:
Accounts receivables, net	$64,098	(72,418)
Due from related parties	$1,875	-
Inventory	$-	(24,000)
Deposits	$(8,002)	-
Advance payments on purchase of inventory, related party	$-	-
Accounts payable and accrued liabilities	$449,088	7,771
Interest payable	$278,182	13,401
Net cash used - operating activities	$(170,344)	(1,536,678)

Cash flows from investing activities:
Purchase of fixed assets	(34,300)	(146,750)
Payments on license agreement, related party	-	-
Net cash used – investing activities	(34,300)	(146,750)

Cash flows from financing activities:
Subscriptions receivable	-	-
Proceeds from advances	20,000
Proceeds from loans payable	212,750	1,309,154
Payments on loans payable	-	-
Payments on advances	(30,000)
decrease in Stock subscription payable	(412,500)
Increase in Stock Reserve	412,500
Change in shareholders’ equity, net	718	-
Change in common stock	(718)	412,839
Net cash provided - financing activities	202,750	1,721,993
Net increase (decrease) in cash	(1,894)	38,565

Cash - beginning of year	1,894	28,761
Cash - end of year	$0	$67,326

Omnia Wellness Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022 and 2021

(unaudited)

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

Unaudited Interim Financial Information   - The accompanying Consolidated Balance Sheet as of September 30, 2022 and 2021, the Consolidated Statements of Income for the three and six months ended September 30, 2022 and 2021, the Consolidated Statements of Changes in Stockholders Equity for the six months ended September 30, 2022 and 2021, and the Consolidated Statements of Cash Flows for the six month ended September 30, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2022 and 2021, our results of operations for the three and six months ended September 30, 2022 and 2021, and our cash flows for the six months ended September 30, 2022 and 2021. The results of operations for the three and six months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending March 31, 2023.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on October 17, 2022.

Prior period balance related to inventories has been reclassified to conform to the current year presentation.

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

Loss Per Common Share - Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. As of September 30, 2022, and 2021, there were 231,505,146 and 224,227,107, respectively, of common stock equivalents.

Cash - In the consolidated statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality.

Accounts Receivable – Accounts receivable balances are established for amounts owed to the Company from its customers from the sale of products and services. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company evaluated the accounts receivable and determined no collection loss reserve was necessary. There were $54,251 and $66,950 in outstanding accounts receivable as of September 30, 2022 and 2021 respectively.

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

Advance Payments on Purchases of Inventory, related party - Advance payments on purchases of inventory consists of hydro-therapy beds and related equipment that are held by DryRx, a company owned and controlled by the Chairman’s brother, under a Contract Services Agreement until ownership is transferred, which is when a sale or use of the bed and equipment occurs, and beds are placed in service. The value of the advance payments is stated at the lower of cost or market, determined using the first in, first-out method. Inventory held by third parties in use, which is inventory installed at a third-party location and ownership is maintained by the Company, is re-classified to fixed assets and depreciated over its useful life using the straight-line method of depreciation. All inventory held as advance payments on purchases of inventory are available either for sale or for use to be installed at third-party locations and not transferred until a transaction has occurred. The balance of advance payments on purchases of inventory was $0 and $40,000 as of September 30, 2022, and 2021, respectively.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include equipment placed in use at certain locations The accumulated depreciation was calculated to be $241,854 and $169,230 as of September 30, 2022, and 2021, respectively.

Intangible Asset - Patents with a finite useful life that are acquired through the license agreement are carried at cost less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any impairment changes being accounted for on an annual basis. The expected life of the current patent recorded is expected to be 10 years. The accumulated amortization was calculated to be $650,150 and $500,075 as of September 30, 2022, and 2021, respectively.

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

Beneficial Conversion Features – The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. As of September 30, 2022 and 2021, the Company did not have any conversion options that were in the money.

Derivatives – The Company accounts for derivative instruments in accordance with ASC815 and ASC470, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2022 and 2021, the Company did not have any derivative instruments that were designated as hedges.

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

The carrying amounts of financial instruments including cash, accounts payable, warranty liability and notes payable approximated fair value based on Level 1 measurement as of September 30, and 2021 due to the relatively short maturity of the respective instruments.

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

As of September 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Note 3 Going Concern

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2022 and 2020, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Parties

The Company outsources its manufacturing pursuant to a Contract Services Agreement with DryRX, LLC dated as of January 1, 2020, which replaced and superseded the Contract Services Agreement with DryRX, LLC dated as of July 22, 2018, which expired in accordance with its terms. The Contract Services Agreement, among other things, provides that DryRX shall provide manufacturing and support services on behalf of the Company, and shall be responsible for the manufacturing oversight and production operations of the Company’s products. In return, the Company is obligated to pay to DryRX a fee equal to 10% of net sales less cost-of-goods-sold and all expenses associated with the services. DryRX is owned and controlled by Steve Howe’s brother. As at September 30, 2022, the Company has recorded a royalty liability of $122,481 and is on the consolidated balance sheet. No royalty has been paid as of the date of this filing.

The Company entered into a Consulting Agreement with Massagewave, Inc., owned and controlled by Steve Howe, to assist with business development and administrative activities. The agreement was entered into on May 1, 2018 and had required monthly payments of $15,000 per month. The agreement expired on April 30, 2020, with renewal options. The agreement was renewed under the same terms and conditions and will expire April 30, 2023. The Company incurred consulting expense, related party for Massagewave of $91,000 and $0 as of September 30, 2022, and 2021, respectively. The due to and due from accounts are to various investors and related parties above for business related activities.

Note 5 Fixed Assets

The carrying basis and accumulated depreciation of fixed assets at September 30, 2022 and 2021 is as follows:

	Useful Lives	September 30, 2022	September 30, 2021

Equipment in use	5 years	$394,620	$359,000
Vehicles and Trailers	5 years	60,266	60,266
Patent Costs	10 years	2,001,000	2,001,000
Building improvements	40 years	288,746	167,565
Less depreciation and amortization		892,004	669,304
Total fixed assets, net		$1,852,628	1,918,527

The Company recorded depreciation and amortization expense of $147,684and $143,036 for the years ended September 30, 2022, and 2021, respectively.

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

The Company made all the required payments as of March 31, 2021. After payment of the $2,000,000 License Fee and not later than April 30, 2020, the Company began paying to Drywave a royalty of 3% of Net Sales beginning May 1, 2020 and continuing for the longer of the period in which there are valid patent claims or ten years. The Company is performing on this agreement. As at September 30, 2022, the Company has recorded a royalty liability of $32,808 and is on the consolidated balance sheet. No royalty has been paid as of the date of this filing.

The company recorded the original license fee as an intangible asset as of April 30, 2019 and is amortizing the asset over the expected useful life of the asset of 10 years. The Company recorded amortization expense of $100,050 and $100,050 for the six months ended September 30, 2022 and 2021, respectively.

Note 7 Lease Liability

On January 1, 2022, we adopted ASC Topic 842 – Leases. Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. As of September 30, 2022 and 2021 the company recorded its ROU lease liabilities of $135,462 and $0, respectively.

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

The following table summarizes balance sheet data related to leases at September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Assets
Operating lease right of use assets #1	$71,401	$-
Operating lease right of use assets #2	145,855	-
Operating lease right of use assets #3	47,207	-

Less accumulated depreciation	(147,363)	-
Total operating lease right of use assets	$117,098	$-

Liabilities
Operating lease liability, current	101,465	-
Operating lease liability, noncurrent	33,997	-
Total lease liabilities	135,462	-

Operating lease liability is presented net of lease payments. The Company is required to make monthly payments for each lease. During the fiscal year ended September 30, 2022, the Company paid $44,101 towards the lease liability and $8,080 in interest expense.

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

Nonconvertible Notes – Related Party

As of September 30, 2022, the Company has issued $1,994,655 in notes payable to investors, of which $1,852,735 is due in the short term and $141,920 is due in the long term. The following table reflects the nonconvertible notes related party outstanding as of September 30, 2022.

Interest Rate	Issuance Date	Maturity	September 30, 2022

4.00%	12/31/2018	12/31/2023	55,250
4.00%	12/31/2018	12/31/2022	66,900
4.00%	12/31/2018	12/31/2023	74,220
4.00%	9/30/2019	9/29/2023	314,000
4.00%	9/17/2019	9/16/2023	81,500
4.00%	9/30/2019	9/29/2023	12,450
1.00%	12/31/2020	12/30/2022	254,382
1.00%	12/31/2020	12/30/2022	235,600
1.00%	12/31/2020	12/30/2022	83,785
4.00%	12/31/2020	12/31/2022	53,100
4.00%	12/31/2020	12/31/2022	13,468
12.00%	1/10/22	5/10/2023	750,000
			1,994,655

Nonconvertible Notes

As of September 30, 2022, the Company has issued $1,959,137 in notes payable to investors, of which $1,792,566 is due in the short term and $166,571 is due in the long term. The following table reflects the nonconvertible notes outstanding as of September 30, 2022.

Interest Rate	Default Rate	Issuance Date	Maturity	September 30, 2022
14%	N/A	8/1/18	1/31/22	$500,000
14.2%	25%	9/18/19	9/18/23	$23,347
14.2%	25%	10/9/19	10/9/23	$37,037
14%	Additional 2%	10/30/19	10/29/21	$229,500
14%	Additional 2%	12/31/19	12/31/20	$102,000
14%	N/A	2/5/20	2/5/21	$50,000
20%	Additional 2%	2/25/20	2/25/2023	$220,000
20%	Additional 2%	2/28/20	6/30/22	$104,000
14.2%	25%	3/10/20	3/10/24	$90,654
20%	Additional 2%	4/24/20	4/23/21	$20,000
30%	Additional 2%	10/29/20	2/28/21	$25,500
12%	Additional 2%	10/30/20	11/1/21	$25,500
12%	Additional 2%	10/30/20	11/1/21	$25,500
20%	N/A %	2/2/21	5/31/22	$45,000
15%	N/A %	4/1/21	3/31/24	$38,880
10%	N/A %	4/1/21	3/31/22	$100,000
N/A%	N/A %	8/11/21	12/31/21	$322,219
				$1,959,137

Convertible Notes – Related Party

The Company has issued $29,970 in convertible notes payable to a related party, bearing an annual interest rate of 4% and a default interest rate of an additional 2%. The note was due December 30, 2020 unless sooner paid in full or converted in accordance with the terms of Conversion, (the “Maturity Date”) provided, however, that if a Qualified IPO (as defined below) does not occur on or before the Maturity Date, the Maturity Date shall be extended automatically for an additional one-year period and, during such period, the notes will bear interest at an annual rate of eight percent (8%). At September 30, 2022 and 2021, the Company had $29,970 and $29,970, respectively, in outstanding convertible notes – related party.

Convertible Notes

As of September 30, 2022, the Company has issued $1,438,193 in convertible notes payable to investors, of which $1,368,193 is due in the short term and $70,000 is due in the long term. The following table reflects the convertible notes outstanding as of September 30, 2022.

Interest Rate	Conversion Rate		Issuance Date	Maturity	September 30, 2022
12%		$1.80	5/5/19	1/26/21	$102,000
12%		$1.80	7/10/19	7/9/21	$153,000
12%		$1.80	2/12/20	2/11/21	$102,000
8%		$0.22	3/9/21	3/8/22	$100,000
2%		$0.30	6/16/21	3/31/22	$250,000
10%		$0.30	6/22/21	6/21/22	$50,000
10%		$7.50	8/30/21	8/29/22	$150,000
10%		$7.50	8/31/21	8/30/22	$75,000
10%	$	*	8/31/21	8/30/22	$50,000
10%	$	*	9/15/21	9/14/22	$20,000
10%	$	*	9/20/21	9/19/22	$10,000
10%	$	*	9/22/21	9/21/22	$10,000
10%	$	*	10/13/21	10/12/22	$50,000
10%		$7.50	10/18/21	10/17/22	$25,000
10%		$7.50	10/20/21	10/19/22	$20,000
10%	$	*	10/28/21	10/27/22	$20,000
10%	$	*	12/27/21	12/26/22	$20,000
10%	$	*	2/11/22	2/10/23	$10,000
10%	$	*	2/22/22	2/21/23	$5,000
8%	$	*	5/05/22	11/5/23	$70,000
8%	$	*	5/17/22	5/11/23	$55,000
8%	$	*	5/31/22	5/30/23	$33,750
10%	$	*	8/31/22	8/30/23	$25,000
10%	$	*	9/15/22	9/14/23	$25,000
adjustment					$7,443
					$1,438,193

*	Upon commencement by the Company of a Qualified Financing, all of the outstanding principal and interest shall convert into that number of shares of New Round Stock, based upon a conversion price equal to the actual price per share of New Round Stock in the Qualified Financing. If not converted prior to the twelve-month anniversary of the issuance of the Notes, the Notes will be payable upon demand. Prepayment is not permitted prior to a payoff event.

The Company evaluates these notes at commencement for beneficial conversion features and derivatives. As of September 30, 2022, the Company recorded a beneficial conversion feature on the convertible notes of $1,014,478 compared to $771,576 at September 30, 2021.

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

Preferred Stock - On April 6, 2021, the Company increased its authorized shares of “blank check” preferred stock from 10,000,000 to 150,000,000 shares, which may be issued from time to time in one or more series and/or classes. No shares of preferred stock have been issued or are outstanding as of September 30, 2022.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of September 30, 2022, and 2021.

Note 10 Income Taxes

Income Tax Expense

For the fiscal year ended September 30, 2022, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is the change in the valuation allowance. For the fiscal year ended September 30, 2020, and 2021, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Colorado. The Company’s federal and state tax years for the 2018 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of September 30, 2022, and 2021. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

The Company has terminated the lease of approximately 4,500 square feet for intended the location of the new BodyStop™ located in the state of NY, and is relocating to a yet to be confirmed, more suitable location near the recently terminated location.

Licenses- The Company entered into a Master Facility License Agreement in which space is currently leased at two fitness facilities to operate equipment in use. The licenses have an initial term of 90 days and then are on a month-to-month basis. The rent is a fixed fee times the number of beds that ware installed in the space. After six months, the rental fee also includes 2% of gross revenue generated under the license. Subsequent to September 30, 2021, the rental fee on the two facilities was modified to eliminate a fixed fee rental to a percentage of gross revenues. The term was also modified so the initial term of each License granted be effective as of such license’s grant date and shall continue for a period of two years, unless sooner terminated. At the expiration of a license term, the applicable license shall automatically expire and terminate unless prior to the expiration of the license term, the parties enter into a mutually agreed upon agreement for licensee to continue providing services within the applicable facility.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the periods ended September 30, 2022 and 2021, there are no proceedings in which the Company or any of its directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to its interest.

Note 12 Subsequent Events

None noted

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Plan of Operations

Relaxation Centers

The Company’s business model is to create a national chain of BodyStop® “Relaxation Centers”. Earlier Company focus groups have shown that individuals introduced to the proposed BodyStop® Relaxation Center concept had a high interest in the services offered. The Company also had similar results selling SOLAJET™ memberships in commercial settings with a compelling conversion rate for users to purchase a monthly massage membership. The Company believes this is a strong indication that retention or membership sales will be high once consumers experience a SOLAJET™ massage in a relaxing and stress-free environment. The Company’s first two BodyStop® locations are currently planned at the LA Fitness on Alicia Parkway in Mission Viejo, California and at the LA Fitness in Fountain Valley, California, with an expected opening date of December, 2022.

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

We expect we will require additional capital to meet our long-term operating requirements and to support our present growth needs. We expect to raise additional capital through, among other things, the sale of equity or debt securities, which we are actively pursuing in Europe now and expect to close a number of convertible debt notes before the end of 2022. Additionally, the Company is in discussions, under a confidential letter of intent, with an US investment bank to underwrite an offering of equity securities in Q1 of 2023.

Fiscal Quarter Ended September 30, 2022 Compared to Fiscal Quarter Ended September 30, 2021

Revenues

Total revenue was $28,446 for the fiscal quarter ended September 30, 2022, compared to $57,809 for the fiscal quarter ended September 30, 2021. The decreased revenue during the 2022 period is due to a delay in the opening of the new BodyStop locations for LA Fitness, originally scheduled for August 2022 and the decision to relocate the BodyStop location on Long Island prior to opening in July 2022

Cost of Goods Sold

Total cost of goods sold was $77,534 for the fiscal quarter ended September 30, 2022, compared to $8,477 for the fiscal quarter ended September 30, 2021. The increase in cost of goods sold during the 2022 period is due to a payout for 8 beds purchased from Velocity.

Operating Expenses

Total operating expenses was $408,889 for the fiscal quarter ended September 30, 2022, compared to $823,770 for the fiscal quarter ended September 30, 2021. There was a decrease due to less spending within R&D Expense. During thet fiscal quarter of June 30, 2021 there was a reclass entry to move R&D as an intangible asset to expense creating an increase of $335,000. As of September 30, 2022 there is an increase in payroll expense due hiring on a full time controller, consulting expense due to efforts associated with raising more funding, and general and administrative expenses offset by a decrease in advertising expense, legal and professional fees, Royalty expense

Interest Expenses

Interest expense was $176,640 for the fiscal quarter ended September 30, 2022, compared to $918,807 for the fiscal quarter ended September 30, 2021. The decrease in interest expense from 2021 is due to the Beneficial Conversion Feature booked in September 30, 2021 vs the amount booked in September 30, 2022. he Company issued convertible notes during the period in the amount of $50,000, that convert into shares at a lower cost than the cost that was offered to the current market (the Beneficial Conversion Feature). The convertible notes convert within 12 months at an average of $.20/ share and were issued when the market for the shares ranged from $.17 to $.36/share. The Company is recognizing the cost for the price difference in those shares, which represents the share’s intrinsic value and is considered an additional cost of financing and is recorded as an interest expense for the period of $22,841. During the fiscal quarter ended September 30, 2021 the Beneficial Conversion Feature was calculated on all outstanding convertible notes in the amount of $1,090,000 to calculate the Beneficial Conversion Feature in the amount of $771,576. Finance lease costs are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The ROU interest expense for the period is $3,766.

Net Income (Loss)

The net loss for the fiscal quarter ended September 30, 2022 was $(634,617), compared to a net loss for the fiscal quarter ended September 30, 2021 of $(1,546,286). The net loss of $(634,617) as of the fiscal quarter ended September 30, 2022 resulted in a loss per share of (0.00) compared to a net loss of $(1,546,286) as of September 30, 2021, resulting in a loss per share of (0.01).

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

Revenues

Total revenue was $162,092 for the six months ended September 30, 2022, compared to $94,931 for the six months ended September 30, 2021. The increase in revenue during the 2022 period is due to obtaining customers in the process of opening many stores and purchasing our beds for use.

Cost of Goods Sold

Total cost of goods sold was $98,500 for the six months ended September 30, 2022, compared to $15,010 for the six months ended September 30, 2021. The increase in cost of goods sold during the 2022 period was mainly due to the payout to a vendor for 8 beds that were sold to customers. During the six months ended September 30,2021 the company was in the middle of launching the subscription based revenue program which does not focus on the sales of product and has a minimal impact on cost of goods sold.

Operating Expenses

Total operating expenses was $867,570 for the six months ended September 30, 2022, compared to $1,414,474 for the six months ended September 30, 2021. There was a decrease due to less spending within R&D Expense. During thet fiscal quarter of June 30, 2021 there was a reclass entry to move R&D as an intangible asset to expense creating an increase of $732,000 as of September 30, 2021. For the six months ended September 30, 2022 there is an increase in payroll expense due to hiring a full time controller and general and administrative expenses.

Interest Expenses

Interest expense was $410,164 for the six months ended September 30, 2022, compared to $1,045,638 for the six months ended September 30, 2021. The decrease in interest expense from 2021 is due to the Beneficial Conversion Feature booked in September 30, 2021 vs the amount booked in September 30, 2022. The Company issued convertible notes during the six months ended in the amount of $208,750, that convert into shares at a lower cost than the cost that was offered to the current market (the Beneficial Conversion Feature). The convertible notes convert within 12 months at an average of $.20/ share and were issued when the market for the shares ranged from $.17 to $.36/share. The Company is recognizing the cost for the price difference in those shares, which represents the share’s intrinsic value and is considered an additional cost of financing and is recorded as an interest expense for the six months ended of $100,402. During the six months ended September 30, 2021 the Beneficial Conversion Feature was calculated on all outstanding convertible notes in the amount of $1,090,000 to calculate the Beneficial Conversion Feature in the amount of $771,576. Also, finance lease costs are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The ROU interest expense for the six months ended is $8,080.

Net Income (Loss)

The net loss for the six months ended September 30, 2022 was $(1,214,142), compared to net loss for the six months ended September 30, 2021 of $(1,936,318). The net loss of $(1,214,142) as of the six months ended September 30, 2022 resulted in a loss per share of (0.01), compared to a net loss of $(1,936,318) as of September 30, 2021, resulting in a loss per share of (0.01).

Liquidity and Capital Resources

We have historically funded operations through the issuance of loans, evidenced by convertible and non-convertible promissory notes. Since inception, we have raised an aggregate of $9,993,908 through the sale of such promissory notes, of which approximately $6,096,955 principal amount remains outstanding and either is currently due and continuing to accrue default interest, or will be due in 2023

Based on our current burn rate, we need to raise additional capital in the short term to fund operations, including the opening of Relaxation Centers, and meet expected future liquidity requirements, as well as to repay our remaining existing total indebtedness of approximately $8,431,356, if not converted to equity, or we will be required to curtail or terminate some or all of our installations or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. In addition, the COVID-19 pandemic recovery and the unprecedented capital market turmoil tied to geopolitical events and rising inflation has presented unprecedented challenges to businesses and the investing landscape around the world, including our business. We are actively pursuing financing in Europe through select investors who have liquidity and have business interests in our model and strategy and expect to close a number of convertible debt notes before the end of 2022. Additionally, the Company is in discussions, under a confidential letter of intent, with an US investment bank to underwrite an offering of equity securities in Q1 of 2023. Although we are having positive reception now, there can be no assurance that management’s plans will be successful. We may not be able to finalize the proposed financing arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations. Furthermore, at this time, we do not have an established source of funds sufficient to cover operating costs after January, 2023. Funds raised, if any, are anticipated to fund not just repayment of existing obligations, but our ongoing operations including validating the business model for Relaxation Centers, hiring additional personnel, and expanding the revenue share model with additional facilities.

Currently, we do not have available funds to repay currently due liabilities or note indebtedness that is expected to become due in 2023, and are exploring refinancing, extending the maturity date and/or converting some or all of such indebtedness into equity.

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

As a result of the COVID-19 pandemic, rising inflation and geopolitical events, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Six months ended September 30,
	2022	2021
Cash used in operating activities	$(170,344)	$(1,536,678)
Cash provided by investing activities	(34,300)	(146,750)
Cash provided by financing activities	202,750	1,721,993
Change in cash	$(1,894)	$38,565

Cash used in operating activities for the six months ended September 30, 2022 was $(170,344). Cash used in operating activities for the six months ended September 30, 2021 was $(1,536,678). The decrease in cash used in our operating activities is associated to a large increase in accounts payable and accrued liabilities as we are working on obtaining capital for our operations.. As of September 30, 2022 operating cash flows included interest on beneficial conversion feature, amortization of the ROU Asset, and Royalty expense for DryRX and Drywave. .. Additionally, in 2021 we received funding for a total of $588,891, pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, of which $440,266 was forgiven within the 6 months ending September 30, 2021.

Cash provided by investing activities for the six months ended September 30, 2022 was $(34,300), compared to $(146,750) for the six months ended September 30, 2021, which consisted of acquiring fixed assets.

Cash provided by financing activities for the six months ended September 30, 2022 was $202,750, compared to $1,721,993 for the six months ended September 30, 2021, which consisted of payments of advances, and proceeds from issuance of notes and advances

Going Concern

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(12,226,184) and had a working capital deficit of $(7,707,873) at September 30, 2022, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our principal executive officer and principal financial officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that review and evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Although we have begun to rectify these weaknesses by the hiring of an additional accounting personnel in August 2021, and intend to implement an independent board of directors and a full-time Chief Financial Officer once we have additional resources to do so, our remediation of these deficiencies is still ongoing.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2022, that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, we issued an aggregate of 0 shares of our common stock to consultants as consideration for services. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

During the quarter ended September 30, 2022, we issued 0 shares of our common stock upon conversion of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

During the quarter ended September 30, 2022, we issued 0 shares of our common stock upon conversion of outstanding indebtedness held by a holder of our indebtedness. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation or advertising was used in the offer and sale of such securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of November 2022.

OMNIA WELLNESS INC.

By:	/s/ Steve R. Howe
Name:	Steve R. Howe
Title:	Executive Chairman
(principal executive officer)

By:	/s/ Andrew E. Trumbach
Name:	Andrew E. Trumbach
Title:	Chief Financial Officer
(principal financial and accounting officer)

